Form 10-Q
period 2006-06-30
SAN JOAQUIN BANCORP
filed 2006-08-14
CIK 1368883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

 or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

Commission File Number: 000-52165

SAN JOAQUIN BANCORP

(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	20-5002515 (I.R.S. Employer Identification No.)
1000 Truxtun Avenue, Bakersfield, California (Address of principal executive offices)	93301 (Zip Code)

(661) 281-0360

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock: 3,477,712 shares outstanding at August 3, 2006

SAN JOAQUIN BANK

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Consolidated Balance Sheets
	June 30, 2006 and December 31, 2005	1
	Consolidated Statements of Income
	Three month and six month periods ended June 30, 2006 and 2005	2
	Consolidated Statements of Cash Flows
	Three month and six month periods ended June 30, 2006 and 2005	3
	Notes to Unaudited Consolidated Financial Statements	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4.	CONTROLS AND PROCEDURES	27

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	28
ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	28
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28
ITEM 5.	OTHER INFORMATION	29
ITEM 6.	EXHIBITS	29

This quarterly report on Form 10-Q contains forward-looking statements about the Company for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control -- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, among others, certain credit, market, operational and liquidity risks associated with our business and operations, changes in business and economic conditions in California and nationally, rising interest rates, potential acts of terrorism (which are beyond our control), volatility of rate sensitive deposits and assets, value of real estate collateral securing many of our loans, accounting estimates and judgments, compliance costs associated with the Company’s internal control structure and procedures for financial reporting. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” and elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2005.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAN JOAQUIN BANK AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANK AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME (unaudited)

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANK AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six Months Ended June 30	
	2006	2005
Cash Flows From Operating Activities:		
Net Income	$4,788,000	$ 3,097,000
Adjustments to reconcile net income		
to net cash provided by operating activities:		
Provision for possible loan losses	530,000	600,000
Depreciation and amortization	437,000	524,000
Share-based compensation expense	64,000	-
Gain on sale of assets	(5,000)	(15,000)
Deferred income taxes	282,000	265,000
Amortization of investment securities' premiums		
and discounts	-	89,000
Increase in interest receivable and other assets	(1,614,000)	(2,528,000)
Increase in accrued interest payable and other liabilities	144,000	227,000
Total adjustments	(162,000)	(838,000)
Net Cash Provided by Operating Activities	4,626,000	2,259,000
Cash Flows From Investing Activities:		
Proceeds from maturing and called investment securities	28,970,000	42,758,000
Purchases of investment securities	(10,980,000)	(66,966,000)
Net increase in loans made to customers	(66,969,000)	(9,975,000)
Net additions to premises and equipment	(523,000)	(372,000)
Net Cash Applied to Investing Activities	(49,502,000)	(34,555,000)
Cash Flows From Financing Activities:		
Net increase in demand deposits and savings accounts	6,670,000	67,717,000
Net increase (decrease) in certificates of deposit	(745,000)	1,998,000
Net increase (decrease) in short-term borrowings	49,800,000	(8,663,000)
Net decrease in long-term borrowings	(4,000)	(3,000)
Cash dividends paid	(834,000)	(755,000)
Proceeds from issuance of common stock	289,000	182,000
Net Cash Provided by Financing Activities	55,176,000	60,476,000
Net Increase in Cash and Cash Equivalents	10,300,000	28,180,000
Cash and cash equivalents, at beginning of period	26,445,000	24,409,000
Cash and Cash Equivalents, at End of Period	$ 36,745,000	$ 52,589,000
Supplemental disclosures of cash flow information		
Cash paid during the period for:		
Interest on deposits	$ 6,902,000	$ 3,260,000
Income taxes	$ 3,622,000	$ 1,358,000

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANK AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of June 30, 2006 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of Management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly San Joaquin Bank’s (the "Bank's") consolidated financial position at June 30, 2006 and December 31, 2005, the results of operations for the three month and six month periods ended June 30, 2006 and 2005, and cash flows for the six month periods ended June 30, 2006 and 2005.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as well as other information included in the Bank’s annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the three month and six month periods ended June 30, 2006 and 2005 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements in connection with certain accounting policies, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues and expenses and disclosure of contingent assets and liabilities. Material estimates that are particularly susceptible to significant changes in the near term relate to the allowance for loan losses.

Cash dividend – The Board of Directors declared a cash dividend of $0.24 per share, which was payable to shareholders of record as of February 27, 2006.

There are 10,000,000 shares of common stock, no par value, authorized. There were 3,477,712 and 3,435,896 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively. The Company also has 5,000,000 authorized shares of preferred stock, with 0 shares outstanding.

Certain prior period amounts have been reclassified to conform to the current year presentation.

New Accounting Standard

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines of the Interpretation, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means “a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which the Interpretation is adopted. The Company plans to adopt the new interpretation in 2007. The Company has not yet reviewed FIN 48 to determine the potential impact on the financial statements. The Company will evaluate the impact and disclose any material effect, if any, prior to the effective date of implementation

NOTE 2. STOCK COMPENSATION

Prior to January 1, 2006, the Bank accounted for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Bulletin No. 25, Accounting for Stock Issued to Employees, and its related interpretations. No compensation expense was recognized in the financial statements for employee stock arrangements, as the Bank’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share, had the Bank adopted the fair value method of accounting for stock-based compensation. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferab le options without vesting restrictions, which significantly differs from the Bank’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Bank’s calculations were made using the Black-Scholes option pricing model with the following assumptions: approximate expected volatility of 29.04%, risk free interest rate of 4.35%, and expected life of 7.87 years for options granted in the period ended June 30, 2005.

A summary of the pro forma effects to reported net income and earnings per share, as if the Bank had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, for the three month and six month periods ended June 30, 2005:

SFAS No. 123 was revised in December 2004 (SFAS 123R) to require that, effective for periods beginning after June 15, 2005, the Bank begin using the fair market value method for valuing and accounting for stock options. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule which delayed the implementation date for the new requirements until 2006.

Effective December 31, 2005, the Board of Directors voted to accelerate the vesting of all unvested options to acquire the Bank's common stock that were outstanding at that date (the "Acceleration"), except that no options to non-employee directors were affected by the Acceleration. A total of 158,870 shares subject to option were impacted by the Acceleration. As a result of the acceleration, and based upon estimated Black-Scholes value calculations, the Bank will not be required to recognize pretax compensation expense related to the accelerated options of approximately $833,000. Had the Acceleration not occurred, the Bank would have had to recognize this expense over the next five years when the Bank became subject to the requirements of SFAS No. 123R, "Share-Based Payment," on January 1, 2006. Under applicable accounting guidance, the Bank did not record a charge related to the Acceleration. As a result of the acceleration, certain options granted to the Bank’s Chairman of the Board, Bruce Maclin, Chief Executive Officer, Bart Hill, and two other highest paid executive officers (together the "Named Executive Officers") exceeded the $100,000 limit established by IRS regulation §1.422-4. As such, the excess options granted to the Named Executive Officers must be treated as non-statutory options. All other terms and conditions of the accelerated options remained unchanged as a result of the Acceleration.

Effective January 1, 2006, the Bank adopted the new requirements of SFAS 123R on a prospective basis. As a result of the implementation, net income before taxes for the three months and six months ended June 30, 2006 was lower by approximately $38,000 and $64,000, respectively, than if it had continued to be accounted for as share-based compensation under Opinion 25.

NOTE 3. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank has outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $191,776,000 and standby letters of credit of approximately $6,565,000, at June 30, 2006. However, all such commitments will not necessarily culminate in actual extensions of credit by the Bank.

Approximately $93,615,000 of loan commitments outstanding at June 30, 2006 related to real estate loans. The remaining commitments primarily relate to revolving lines of credit or commercial loans or other unused commitments, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to another party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the three month and six month periods ended June 30 is reconciled as follows:

NOTE 5. COMPREHENSIVE INCOME

The Bank has adopted SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is equal to net income plus the change in “other comprehensive income,” as defined by SFAS No. 130. This statement requires the Bank to report income and (loss) from non-owner sources. The only components of other comprehensive income currently applicable to the Bank is the net unrealized gain or loss on interest rate cap contracts and the net unrealized gain or loss on available for sale investment securities. FASB Statement No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet.

NOTE 6. SUBSEQUENT EVENTS

Effective as of the close of business on July 31, 2006, San Joaquin Bank completed a plan of reorganization into a holding company structure. As a result of the reorganization, the Bank has become a wholly-owned subsidiary of San Joaquin Bancorp (the "Bancorp"), a California corporation.  Bancorp is a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended, and subject to the supervision and regulation of the Federal Reserve Board. For further information, see “Recent Events” discussion in item 2.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

This quarterly report on Form 10-Q contains forward-looking statements about the Company for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control -- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, among others, certain credit, market, operational and liquidity risks associated with our business and operations, changes in business and economic conditions in California and nationally, rising interest rates, potential acts of terrorism (which are beyond our control), volatility of rate sensitive deposits and assets, value of real estate collateral securing many of our loans, accounting estimates and judgments, compliance costs associated with the Company’s internal control structure and procedures for financial reporting. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” and elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2005.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

Recent Events

On May 9, 2006, the Bank, the Bancorp and San Joaquin Reorganization Corp., a California corporation and wholly- owned subsidiary of Bancorp (the "Reorganization Corp."), entered into an Agreement and Plan of Reorganization pursuant to which the Reorganization Corp. would be merged (the "Merger") with and into the Bank, with the Bank being the surviving corporation. Upon consummation of the Merger, the Bank would become a wholly-owned subsidiary of the Bancorp and the shareholders of the Bank would receive one share of Bancorp common stock in exchange for each share of Bank common stock held by such shareholder.

At the Bank’s Annual Meeting of Shareholders on June 20, 2006, the Merger was approved by the affirmative vote of a majority of the outstanding shares of the Bank’s common stock. In addition, the Bank and the Bancorp received all approvals to the consummation of the Merger and the reorganization into bank holding company form from all applicable regulatory authorities.

On July 31, 2006, an Agreement of Merger was filed with the Secretary of State of the State of California and the Merger became effective as of the close of business on July 31, 2006. As a result of the Merger, the Bank has become a wholly-owned subsidiary of the Bancorp and the one-for-one share exchange described above has been completed. The securities issued in connection with the Merger were issued in reliance upon an exemption from registration with the Securities Exchange Commission (the "Commission") as provided by Section 3(a)(12) of the Securities Act of 1933, as amended, and similar provisions under applicable state law which provide exemptions from the securities registration or qualification provisions. In addition, the Bancorp assumed all outstanding stock options of the Bank exercisable into shares of Bank common stock upon consummation of the Merger. Such stock options continue to have, and be subject to, the same terms and conditions of such stoc k options immediately prior to the consummation of the Merger, except that such options are now exercisable into Bancorp common stock.

Prior to the Merger, the Bank's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Bank was subject to the information requirements of the Exchange Act and in accordance with Section 12(i) thereof, filed annual and quarterly reports, proxy statements and other information with the Federal Deposit Insurance Corporation ("FDIC"). As a result of the Merger, the Bancorp is a successor issuer to the Bank as provided in Rule 12g-3(a) under the Exchange Act and the Bancorp's common stock is deemed registered under Section 12(g) of the Exchange Act. The Bancorp has become subject to the information requirements of the Exchange Act and will file future reports, proxy statements, and other information with the SEC.

The directors and officers of the Bancorp following the Merger are the same directors and officers of the Bank, except that Bruce Maclin is Chief Executive Officer and Bart Hill is the President of the Bancorp. The directors and officers of the Bank following the Merger are the same directors and officers of the Bank as prior to the Merger. The Bank will continue to do business under the name of San Joaquin Bank.

Critical Accounting Policies

General

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss factors as one factor, among other factors, in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical and other factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses historical losses as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, Management believes the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of the expected loss. Historical loss information and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance addresses losses that are attributable to various factors including economic events, industry or geographi c sectors whose impact on the portfolio are believed to be probable, but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” discussion later in this item.

Stock Based Awards

Prior to January 1, 2006, we accounted for our stock based awards using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. All option grants under our stock option plans to date provide for the issuance of options at a price of no less than the fair market value at the date of the grant, therefore, no compensation expense was recognized in the financial statements. Effective January 1, 2006, the Bank adopted the new requirements of SFAS 123R on a prospective basis. See Note 2, "Stock Compensation," in Notes to Consolidated Financial Statements.

Overview

San Joaquin Bank commenced operations as a California state-chartered bank in December 1980 and is the oldest independent community bank headquartered in Bakersfield, Kern County, California. San Joaquin Bank has four banking offices in Kern County, California. The Rosedale Branch located at 3800 Riverlakes Drive is owned by the Bank, as are the Stockdale Branch located at 4600 California Avenue and the Administrative Center located at 1000 Truxtun Avenue, all in Bakersfield, California. The Main Office at 1301 17th Street, Bakersfield, and the Delano Branch at 1613 Inyo Street, Delano, are both leased facilities.

At June 30, 2006, we had total consolidated assets of $687,133,000 (an increase of 9.59% compared to year-end 2005), total consolidated deposits of $581,458,000 (an increase of 1.03% over year-end 2005), total consolidated net loans of $466,846,000 (an increase of 16.60% compared to year-end 2005), and consolidated shareholders’ equity of $43,544,000 (an increase of 10.83% compared to year-end 2005).

We reported quarterly net income of $2,582,000 for the second quarter of 2006. Net income increased $886,000, or 52.24%, over the $1,696,000 reported in the second quarter of 2005. Diluted earnings per share were $0.69 for the second quarter of 2006 and $0.46 for the second quarter of 2005. For the second quarter of 2006, the annualized return on average equity (ROAE) and return on average assets (ROAA) were 24.48% and 1.56%, respectively, as compared to 19.48% and 1.24%, respectively, for the same period in 2005. Net income for the first six months of 2006 was $4,788,000. Net income increased $1,691,000, or 54.60%, over the $3,097,000 reported in the first six months of 2005. Diluted earnings per share were $1.29 for the first six months of 2006 and $0.85 for the same period in 2005. For the first six months of 2006, the annualized return on average equity (ROAE) and return on average assets (ROAA) were 23.38% and 1.47%, respectively, as compared to 18.02% and 1.16%, resp ectively, for the same period in 2005. During the first six months of 2006, we have experienced steady growth in loans while, at the same time, we have continued to maintain control over our overhead and other fixed expenses, which has resulted in our continued earnings growth. Non-core funding, primarily Federal Home Loan Bank ("FHLB") advances, increased in the second quarter of 2006 as loan demand outpaced deposit growth.

We ended the second quarter of 2006 with a Tier 1 leverage ratio of 6.58%, a Tier 1 risk-based capital ratio of 7.84%, and a total risk-based capital ratio of 10.16%. At the end of the second quarter of 2005, these ratios were 6.55%, 8.41% and 11.07%, respectively. We met all the criteria under current regulatory guidelines for a “well capitalized” bank as of June 30, 2006.

The following table provides a summary of the major elements of income and expense for the periods indicated:

Condensed Comparative Income Statement (unaudited)

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following two tables provide a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

1)

Loan interest income includes fee income of $513,000 and $464,000 for the three months ended June 30, 2006 and 2005, respectively. Average balance of loans includes average deferred loan fees of $1,446,000 and $1,303,000 for the three months ended June 30, 2006 and 2005, respectively. The average balance of nonaccrual loans is not significant as a percentage of total loans and, as such, has been included in net loans. Certain loans are exempt from state taxes, however, the income derived from these loans is not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)

The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

3)

Net interest margin is computed by dividing net interest income by the total average earning assets.

1)

Loan interest income includes fee income of $1,024,000 and $895,000 for the six months ended June 30, 2006 and 2005, respectively. Average balance of loans includes average deferred loan fees of $1,443,000 and $1,181,000 for the six months ended June 30, 2006 and 2005, respectively. The average balance of nonaccrual loans is not significant as a percentage of total loans and, as such, has been included in net loans. Certain loans are exempt from state taxes, however, the income derived from these loans is not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)

The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

3)

Net interest margin is computed by dividing net interest income by the total average earning assets.

The following two tables set forth changes in interest income and interest expense segregated for major categories of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume (volume), changes in rates (rate). Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

1)

Loan interest income includes fee income of $513,000 and $464,000 for the three months ended June 30, 2006 and 2005, respectively. Certain loans are exempt from state taxes, however, the income derived from these loans is not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)

The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

1)

Loan interest income includes fee income of $1,024,000 and $895,000 for the six months ended June 30, 2006 and 2005, respectively. Certain loans are exempt from state taxes, however, the income derived from these loans is not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)

The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

Net interest income, before provision for loan loss, was $7,313,000 for the quarter ended June 30, 2006 compared to $5,529,000 for the quarter ended June 30, 2005, an increase of $1,784,000, or 32.27%. Net interest income, before provision for loan loss, was $14,312,000 for the six months ended June 30, 2006 compared to $10,882,000 for the six months ended June 30, 2005, an increase of $3,430,000, or 31.52%.

Interest Income - Second quarter 2006 Compared to 2005

Total interest income for the quarter ended June 30, 2006 was $11,340,000 compared to $7,508,000 for the quarter ended June 30, 2005, an increase of $3,832,000 or 51.04%. Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the second quarter of 2006, total average earning assets were $613,839,000 compared to $493,183,000 during the second quarter of 2005, an increase of $120,656,000, or 24.46%. During the same period, the average rate paid on earning assets increased from 6.11% to 7.41%, or 130 basis points. Of the increase in interest income, $2,701,000 was due to variances in the volume of earning assets and $1,131,000 was due to variances in the average rate earned on earning assets. Components of earning assets that contributed the majority of the increase in interest income include loans and taxable investment securities. Year-over-year, we experienced changes in average balances and aver age yields on these balances as follows:

During the second quarter of 2006, average net loans were $454,052,000 compared to $316,325,000 during the second quarter of 2005, an increase of $137,727,000, or 43.54%. This increased volume of loans resulted in an increase in interest earned on average loans of $2,864,000 during the three months ended June 30, 2006, compared to the three months ended June 30, 2005. During this same time period, the average yield earned on average loans increased from 7.65% to 8.52%. This 87 basis point increase in average yield resulted in an increase of $753,000 in interest earned on average net loans during the second quarter of 2006 compared to the second quarter of 2005. The net result was an increase of $3,617,000 in interest earned on average net loans during the second quarter of 2006 compared with the same period of 2005.

Average taxable investment securities during the second quarter of 2006 were $149,586,000 compared to $158,836,000 during the same period of 2005, a decrease of $9,250,000, or 5.82%. This decrease in volume resulted in a decrease in interest earned on average taxable securities of $82,000 during the second quarter of 2006 compared to the second quarter of 2005. During the same period, average yield earned on average taxable securities increased by 87 basis points, resulting in an increase of $329,000 in interest earned on average taxable securities during the second quarter of 2006, compared to the same period of 2005. The net result was an increase of $247,000 in interest earned on average taxable securities during the second quarter of 2006, compared to the second quarter of 2005.

Interest Expense - Second Quarter 2006 Compared to 2005

Total Interest expense for the second quarter of 2006 was $4,027,000 compared to $1,979,000 for the second quarter of 2005, an increase of $2,048,000, or 103.49%. Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the second quarter of 2006, total average interest-bearing liabilities were $441,098,000 compared to $341,704,000 during the second quarter of 2005, an increase of $99,394,000, or 29.09%. During the same period, the average rate paid on interest-bearing liabilities increased from 2.32% to 3.66%, or 134 basis points. Of the increase in interest expense, $828,000 was due to variances in the volume of interest-bearing liabilities and $1,220,000 was due to variances in the average rate paid on interest-bearing liabilities. Components of interest-bearing liabilities that contributed the majority of the increase in interest income include loans and taxable investment se curities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The average balance of NOW and money market accounts increased from $202,519,000 during the second quarter of 2005 to $286,625,000 during the second quarter of 2006, an increase of $84,106,000, or 41.53%. This increased volume of deposits resulted in an increase in interest expense of $590,000 during the second quarter of 2006 compared to the second quarter of 2005, while the 146 basis point increase in interest rates during the same period caused interest expense to increase by $924,000. The net result was an increase in interest expense on average NOW and money market accounts of $1,514,000 during the second quarter of 2006, compared to the second quarter of 2005.

Average savings deposits decreased during the second quarter of 2006 to $98,064,000, compared to $106,816,000 during the second quarter of 2005, a decrease of $8,752,000, or 8.19%. Because of this decrease in average savings deposits, interest expense decreased $55,000 during the second quarter of 2006, compared to the second quarter of 2005. Interest rates during this same period increased by 76 basis points, resulting in an increase in interest expense of $189,000 in the second quarter of 2006, compared to the second quarter of 2005. The net result was an increase of $134,000 in interest expense on average savings deposits during the second quarter of 2006 versus the second quarter of 2005.

Average time deposits during the second quarter of 2006 increased to $27,193,000, compared to $23,529,000 during the second quarter of 2005, an increase of $3,664,000, or 15.57%. This increase in average time deposits caused interest expense to increase by $21,000 in the second quarter of 2006 compared to the second quarter of 2005, and the 124 basis point increase in interest rates on average time deposits caused interest expense to increase by $82,000 during this same time period. These two factors resulted in the net increase in interest expense on average time deposits of $103,000 in the second quarter of 2006 compared to the second quarter of 2005.

Average other borrowings, consisting primarily of a $6,000,000 subordinated note and FHLB advances, increased during the second quarter of 2006 to $29,216,000 compared to $8,840,000 during the second quarter of 2005, an increase of $20,376,000, or 230.50%. This increase in volume was the result of an increase in FHLB advances and caused interest expense to increase by $271,000 during the second quarter of 2006, compared to the second quarter of 2005, while a 97 basis point increase in interest rates paid on average other borrowings caused interest expense to increase by $26,000 during this same year-over-year time period. The net result was an increase of $297,000 in interest expense on other borrowings during the second quarter of 2006 compared to the second quarter of 2005.

Interest Income - First Six Months 2006 Compared to 2005

Total interest income for the six months ended June 30, 2006 was $21,776,000 compared to $14,350,000 for the six months ended June 30, 2005, an increase of $7,426,000 or 51.75%. Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the first six months of 2006, total average earning assets were $606,220,000 compared to $479,863,000 during the first six months of 2005, an increase of $126,357,000, or 26.33%. During the same period, the average rate paid on earning assets increased from 6.03% to 7.24%, or 121 basis points. Of the increase in interest income, $5,012,000 was due to variances in the volume of earning assets and $2,414,000 was due to variances in the average rate earned on earning assets. Components of earning assets that contributed the majority of the increase in interest income include loans and taxable investment securities. Year-over-year, we experienced changes in average balanc es and average yields on these balances as follows:

During the first six months of 2006, average net loans were $434,672,000 compared to $314,844,000 during the first six months of 2005, an increase of $119,828,000, or 38.06%. This increased volume of loans resulted in an increase in interest earned on average loans of $4,897,000 during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. During this same time period, the average yield earned on average loans increased from 7.58% to 8.44%. This 86 basis point increase in average yield resulted in an increase of $1,450,000 in interest earned on average net loans during the first six months of 2006 compared to the first six months of 2005. The net result was an increase of $6,347,000 in interest earned on average net loans during the first six months of 2006 compared with the same period of 2005.

Average taxable investment securities during the first six months of 2006 were $152,562,000 compared to $142,490,000 during the same period of 2005, an increase of $10,072,000, or 7.07%. This increase in volume resulted in an increase in interest earned on average taxable securities of $165,000 during the first six months of 2006 compared to the second quarter of 2005. During the same period, average yield earned on average taxable securities increased by 109 basis points, resulting in an increase of $812,000 in interest earned on average taxable securities during the first six months of 2006, compared to the same period of 2005. The net result was an increase of $977,000 in interest earned on average taxable securities during the first six months of 2006, compared to the first six months of 2005.

Interest Expense - First Six Months 2006 Compared to 2005

Total Interest expense for the first six months of 2006 was $7,464,000 compared to $3,468,000 for the first six months of 2005, an increase of $3,996,000, or 115.22%. Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the first six months of 2006, total average interest-bearing liabilities were $429,525,000 compared to $330,336,000 during the first six months of 2005, an increase of $99,189,000, or 30.03%. During the same period, the average rate paid on interest-bearing liabilities increased from 2.12% to 3.50%, or 138 basis points. Of the increase in interest expense, $1,343,000 was due to variances in the volume of interest-bearing liabilities and $2,653,000 was due to variances in the average rate paid on interest-bearing liabilities. Components of interest-bearing liabilities that contributed the majority of the increase in interest income include loans and taxable inv estment securities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The average balance of NOW and money market accounts increased from $195,570,000 during the first six months of 2005 to $284,653,000 during the first six months of 2006, an increase of $89,083,000, or 45.55%. This increased volume of deposits resulted in an increase in interest expense of $1,135,000 during the first six months of 2006 compared to the first six months of 2005, while the 156 basis point increase in interest rates during the same period caused interest expense to increase by $1,951,000. The net result was an increase in interest expense on average NOW and money market accounts of $3,086,000 during the first six months of 2006, compared to the second quarter of 2005.

Average savings deposits decreased during the first six months of 2006 to $99,325,000, compared to $100,911,000 during the first six months of 2005, a decrease of $1,586,000, or 1.57%. Because of this decrease in average savings deposits, interest expense decreased $18,000 during the first six months of 2006, compared to the first six months of 2005. Interest rates during this same period increased by 84 basis points, resulting in an increase in interest expense of $416,000 in the first six months of 2006, compared to the first six months of 2005. The net result was an increase of $398,000 in interest expense on average savings deposits during the first six months of 2006 versus the first six months of 2005.

Average time deposits during the first six months of 2006 increased to $27,392,000, compared to $22,910,000 during the first six months of 2005, an increase of $4,482,000, or 19.56%. This increase in average time deposits caused interest expense to increase by $50,000 in the first six months of 2006 compared to the first six months of 2005, and the 122 basis point increase in interest rates on average time deposits caused interest expense to increase by $159,000 during this same time period. These two factors resulted in the net increase in interest expense on average time deposits of $209,000 in the first six months of 2006 compared to the first six months of 2005.

Average other borrowings, consisting primarily of a $6,000,000 subordinated note and FHLB advances, increased during the first six months of 2006 to $18,155,000 compared to $10,945,000 during the first six months of 2005, an increase of $7,210,000, or 65.87%. This increase in volume was the result of an increase in FHLB advances and caused interest expense to increase by $175,000 during the first six months of 2006, compared to the first six months of 2005, while a 185 basis point increase in interest rates paid on average other borrowings caused interest expense to increase by $128,000 during this same year-over-year time period. The net result was an increase of $303,000 in interest expense on other borrowings during the first six months of 2006 compared to the first six months of 2005.

Net Interest Margin

The annualized net interest margin, net interest income divided by average earning assets, for the second quarter of 2006 was 4.78% compared to 4.50% for the second quarter of 2005, an increase of 28 basis points. This increase was primarily the result of the rising rate environment experienced by the Bank during the first half of 2006 where our variable rate assets repriced more quickly than interest-bearing liabilities. The current competitive rate environment could, in Management’s view, exert pressure on net interest margin potentially resulting in a flat to slightly declining margin for the second half of 2006.

Provision for Loan Losses

We made a $300,000 addition to the allowance for loan losses in the second quarter of 2006 compared to an addition of $300,000 in the second quarter of 2005. Year to date, we have made $530,000 in additions to the allowance for loan losses. The provision for loan losses is based upon in-depth analysis, in which Management considers many factors, including the rate of loan growth, changes in the level of past due, nonperforming and classified assets, changing portfolio mix, overall credit loss experience, recommendations of regulatory authorities, and prevailing local and national economic conditions to establish the required level of the allowance for loan losses. Based upon information known to Management at the date of this report, Management believes that these additions to the total allowance for loan losses allow the Bank to maintain an adequate reserve to absorb losses inherent in the loan portfolio. The total allowance for loan losses was $7,546,000 at June 30, 2006 , compared to $7,003,000 at December 31, 2005, an increase of $543,000, or 7.75%. The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.59% at June 30, 2006 and 1.72% at December 31, 2005. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” discussion later in this item.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $853,000 in the second quarter of 2006, which was an increase of $161,000, or 23.27%, over $692,000 in the second quarter of 2005. Service charges and fees on deposits decreased $51,000 during the three months ended June 30, 2006 compared to the same period of 2005. Other customer service fees were up $76,000 in the second quarter of 2006 as compared to the second quarter of 2005. Other noninterest income increased $136,000 during the second quarter of 2006 compared to the second quarter of 2005.

For the first six months of 2006, noninterest income was $1,509,000, an increase of $142,000, or 10.39%, compared to $1,367,000 in the same period of 2005. Service charges and fees on deposits decreased $67,000 during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease in service charges and fees on deposits was the result of customers maintaining higher balances in their accounts thereby offsetting service charges and fees that would be charged against those accounts. Other customer service fees increased $53,000 to $632,000 in the first six months of 2006 as compared to the same period in 2005. Other noninterest income totaled $486,000 in the six months ended June 30, 2006, an increase of $156,000, or 47.27%, as compared to the same period of 2005 primarily due to income from FHLB dividends, cash surrender value of life insurance and other miscellaneous fees.

Noninterest Expense

As compared to the second quarter of 2005, noninterest expense increased $592,000, or 18.76%, to a total of $3,748,000 in the second quarter of 2006. Noninterest expense primarily consists of salary and employee benefits, occupancy and fixed assets expense, promotional expenses, professional expenses, and other miscellaneous noninterest expenses.

Salary and employee benefits increased $509,000, or 28.64%, during the second quarter of 2006 as compared to the second quarter of 2005. For the first six months of 2006, salary and employee benefits were $4,563,000, an increase of $833,000, or 22.33%, compared to $3,730,000 in the first six months of 2005. The increase in salary and employee benefits was due primarily to normal salary increases, and increases in group medical insurance premiums as compared to the prior year. Salary and employee benefits expense also includes additional compensation expense from granting of stock options under SFAS 123R of $38,000 and $64,000 for the three and six months ended June 30, 2006, respectively.

Occupancy and fixed asset expense increased by $61,000, or 13.99%, to $497,000 during the second quarter of 2006 compared to the second quarter of 2005. During the first six months of 2006, occupancy and fixed asset expense decreased $41,000, or 4.10%, to $959,000. This change was due primarily to changes in depreciation expense on equipment which was higher in the second quarter of 2006 and lower on a year to date basis as compared to the same periods in the prior year.

Promotional expenses for the quarter ended June 30, 2006 were $144,000, an increase of 23,000, or 19.01%, as compared to $121,000 in the same period in the prior year. For the first six months of 2006, promotional expenses were $302,000, an increase of $18,000, or 6.34%, as compared to $284,000 in the same period of 2005.

Professional expenses were $341,000 for the second quarter of 2006, an increase of $72,000, or 26.77% as compared to $269,000 in the second quarter of 2005. For the six months ended June 30, 2006, total professional expenses were $580,000, an increase of $152,000, or 35.51%, as compared to $428,000 for the six months ended June 30, 2005.

Other expenses for the second quarter of 2006 totaled $480,000, which was a decrease of $73,000, or 13.20% compared to $553,000 in the second quarter of 2005. Year-to-date, other noninterest expense decreased $58,000, or 5.77%, to $947,000 compared to $1,005,000 in 2005. The decreases in other noninterest expense were primarily due to decreases in bank insurance expense, decreases in stationary and supplies expense, and decreases in miscellaneous loan expense. The efficiency ratio for the three month and six month periods ended June 30, 2006 were 45.90% and 46.46%, respectively.  The efficiency ratio for the three month and six month periods ended June 30, 2005 were 50.73% and 52.63%, respectively. The decrease in the efficiency ratio demonstrates improvement in overall operating efficiency.

Provision for Income Taxes

We recorded income tax expense of $1,536,000 in the second quarter of 2006 compared to $1,069,000 in the second quarter of 2005. For the first six months of 2006, income tax expense was $3,152,000 compared to $2,105,000 for the same period in the prior year. The increases in the provision for income tax in the three and six month periods ended June 30, 2006 were primarily due to increased profitability in the each of the respective periods as compared to the same periods in the prior year. Income tax expense for the six months ended June 30, 2006 includes a refund of 2005 taxes of $243,000. The effective tax rates, excluding the refund, for the three month and six month periods ended June 30, 2006 were 43.20% and 42.76%, respectively.  The effective tax rates for the three month and six month periods ended June 30, 2005 were 38.66% and 40.47%, respectively.

Securities

At June 30, 2006, held-to-maturity securities had a market value of $140,538,000 with an amortized cost basis of $144,990,000. On an amortized cost basis, the held-to-maturity investment portfolio decreased $22,646,000 from the December 31, 2005 balance of $167,636,000, a decrease of 13.51%. The decrease in the portfolio was primarily due to the maturity of U.S. Treasury securities which decreased $14,036,000. The unrealized pretax loss on held-to-maturity securities at June 30, 2006 was $4,452,000, as compared to a loss of $2,677,000 at December 31, 2005. The decrease in the market value of the investment portfolio was caused by the general increase in short-term interest rates. As a general rule, the market price of fixed rate investment securities will decline as interest rates rise. Inasmuch as these investment securities are classified as held-to-maturity, we expect to hold all such securities until they reach their respective maturity dates and, therefore, we do not anticipate recognizing any losses on these securities. During the first quarter of 2006, the Bank reclassified all of its investments in municipal securities from held-to-maturity to available-for-sale. At June 30, 2006, available-for-sale securities had a market value of $6,928,000. The unrealized pretax loss on available-for-sale securities at June 30, 2006 was $228,000. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income in shareholders’ equity on an after-tax basis.

Loans

The ending balance for gross loans at June 30, 2006 was $476,867,000, which was an increase of $66,917,000, or 16.36%, from the year-end 2005 balance of $408,950,000. Since year-end 2005, significant changes in our loan portfolio were as follows: real estate loans have increased from $333,121,000 at December 31, 2005 to $400,097,000 at June 30, 2006 (20.11%); commercial loans have increased from $55,895,000 at December 31, 2005 to $58,008,000 at June 30, 2006 (3.78%); and, loans to finance agricultural production have decreased from $18,211,000 at December 31, 2005 to $15,935,000 at June 30, 2006 (12.50%). Based on currently available economic data and related information, Management believes that loan demand for Kern County and the greater Bakersfield area will remain fairly constant through 2006.

Credit Risk

We assess and manage credit risk on an ongoing basis through a formal credit review program, internal monitoring and formal lending policies. We believe our ability to identify and assess risk and return characteristics of our loan portfolio are critical for profitability and growth. We emphasize credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, we have designed and implemented a comprehensive loan review and grading system that functions to monitor and assess the credit risk inherent in the loan portfolio.

Ultimately, the credit quality of our loans may be influenced by underlying trends in the national and local economic and business cycles. Our business is mostly concentrated in Kern County, California. Our economy is diversified between agriculture, oil, light industry, and warehousing and distribution. As a result, we lend money to individuals and companies dependent upon these industries.

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $493,712,000 at June 30, 2006. Although we believe this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, a decline in real estate values in our primary market area in particular, or a substantial increase in interest rates could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent upon the successful operation, sale or refinancing of the real estate. We monitor the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in our judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions we consider involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in most instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect our future prospects and results of operations.

In extending credit and commitments to borrowers, we generally require collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow and from proceeds from the sale of selected assets of the borrowers. Our requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with our evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. We secure our collateral by perfecting our interest in business assets, obtaining deeds of trust, or outright possession among other means. Loan losses from lending transactions related to real estate and agriculture compare favorably with our loan losses on our loan portfolio as a whole.

We believe that our lending policies and underwriting standards will tend to mitigate losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. Our loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of our service area and limiting investments outside of this area, 2) maintaining an understanding of borrowers’ knowledge and capacity in their fields of expertise, 3) basing real estate construction loan approval not only on salability of the project, but also on the borrowers’ capacity to support the project financially in the event it does not sell within the originally projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis of our construction lending activities. In addition, we strive to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)

We generally place loans on nonaccrual status when they become 90 days past due as to principal or interest, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans or portions thereof are charged off when, in our opinion, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans performing in compliance with modified terms and OREO at June 30, 200 6 and December 31, 2005:

Nonaccrual, Past Due, Restructured Loans, and Other Real Estate Owned (OREO)

At June 30, 2006, there were nonperforming and restructured loans which totaled $355,000, compared to $727,000 at December 31, 2005, a decrease of $372,000. The reduction was due to a decrease in nonaccrual loans. During the second quarter of 2006, we continued to closely monitor and actively pursue the collection of all loans classified as nonperforming. At June 30, 2006, nonperforming and restructured loans were 0.07% of total loans, compared to 0.18% at December 31, 2005. The ratio of nonperforming and restructured assets to total assets was 0.15% at June 30, 2006 compared to .23% at December 31, 2005.

Under generally accepted accounting principles, a loan is considered impaired when, based on current information and events, it is probable that we may be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Under some circumstances, a loan which is deemed impaired may still perform in accordance with its contractual terms. Loans that are considered impaired are generally not placed on nonaccrual status unless the loan becomes 90 days or more past due.

At June 30, 2006 and December 31, 2005, there was no recorded investment in loans that were considered impaired under SFAS No. 114. Other than impaired loans and classified loans (discussed below), we are not aware of any other potential problem loans which were accruing and current at June 30, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. In this report, the terms “impaired” and “classified” will not necessarily be used to describe the same loans. “Impaired” loans are those loans that meet the definition outlined in SFAS No. 114. “Classified” loans generally refer to those loans that have a credit risk rating of 6 through 8, as further discussed in the following section.

Generally it is the Bank’s policy that when a loan is nonaccrual, payments are applied against the principal balance of the loan until such time as full collection of the principal balance is expected. The amount of gross interest income that would have been recorded for nonaccrual loans, if all such loans had been current in accordance with their original terms, was $72,000.

Total cash payments received during the six months ended June 30, 2006, which were applied against the book balance of nonaccrual loans outstanding at June 30, 2006, totaled approximately $386,000.

Classified Loans

We have established a system of evaluation of all loans in our loan portfolio. Based upon the evaluation performed, each loan is assigned a risk rating. This risk rating system quantifies the risk we believe we have assumed when entering into a credit transaction. The system rates the strength of the borrower and the facility or transaction, which provides a tool for risk management and early problem loan recognition.

For each new credit approval, credit review, credit extension or renewal or modification of existing facilities, the approving officers assign risk ratings utilizing an eight point rating scale. The risk ratings are a measure of credit risk based on the historical, current and anticipated financial characteristics of the borrower in the current risk environment. We assign risk ratings on a scale of 1 to 8, with 1 being the highest quality rating and 8 being the lowest quality rating. Loans rated an 8 are charged off.

The primary accountability for risk rating management resides with the account officer. The Credit Review Department is responsible for confirming the risk rating after reviewing all the credit factors independently of the account officer. The rating assigned to a credit is the one determined to be appropriate by the Credit Review Department.

The loans we consider “classified” are those that have a credit risk rating of 6 through 8. These are the loans and other credit facilities that we consider to be of the greatest risk to us and, therefore, they receive the highest level of attention by our account officers and senior credit management officers.

A loan that is classified may be either a “performing” or “nonperforming” loan. A performing loan is one wherein the borrower is making all payments as required by the loan agreements. A nonperforming loan is one wherein the borrower is not paying as agreed and/or is not meeting specific other performance requirements that were agreed to in the loan documentation.

The following table summarizes the Bank’s classified loans for the periods indicated:

At June 30, 2006, there were $3,476,000 in classified loans compared to $4,676,000 in classified loans at December 31, 2005, a decrease of $1,200,000, or 25.66%. The amount of classified loans includes the portion of certain loans that are guaranteed by the Small Business Administration. These amounts were $0 and $196,000 at June 30, 2006 and December 31, 2005, respectively. Management does not expect to incur a loss on these amounts that are guaranteed by the Small Business Administration.

The loans and other credit facilities considered classified are also allocated a specific amount in the allowance for loan losses, as further explained in the “Allowance for Loan Losses” section herein.

Allowance for Loan Losses

We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on our regular assessments of the probable losses inherent in the loan portfolio and to a lesser extent, unused commitments to provide financing. Determining the adequacy of the allowance is a matter of judgment, which reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated reserve. The unallocated allowance contains amounts that are based on our evaluation of existing conditions that are not directly measured in the determination of the formula and specific allowances.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for other factors that, in our judgment, affect the collectibility of the portfolio as of the evaluation date. At June 30, 2006, the formula allowance was $5,984,000 compared to $3,866,000 at December 31, 2005. The increase in the formula allowance was primarily a result of increases in the balances of loans outstanding.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, specific allowances may also be calculated. Quarterly, all significant classified loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At June 30, 2006, the specific allowance was $1,175,000 on a classified loan base of $3,476,000 compared to a specific allowance of $1,412,000 on a classified loan base of $4,676,000 at December 31, 2005.

At June 30, 2006 and December 31, 2005 there was $386,000 and $1,724,000, respectively, in the allowance for loan losses that was unallocated. In the opinion of Management, and based upon an evaluation of potential losses inherent in the loan portfolio, it is necessary to establish unallocated allowance amounts above the amounts allocated using the formula and specific allowance methods, based upon our evaluation of the following factors:

•

The current national and local economic and business conditions, trends and developments, including the condition of various market segments within our lending area;

•

Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•

Changes in the nature, mix, concentrations and volume of the loan portfolio;

•

The effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in our current portfolio.

There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the combined allowance for loan losses as determined by us at June 30, 2006 and set forth in the preceding paragraph.

The allowance for loan losses totaled $7,546,000 or 1.59% of total loans at June 30, 2006, compared to $7,003,000 or 1.71% of total loans at December 31, 2005. At these dates, the allowance represented 2,125.63% and 963.27% of nonperforming and restructured loans, respectively.

It is our policy to maintain the allowance for loan losses at a level considered adequate for risks inherent in the loan portfolio. Based on information currently available to Management, including economic factors, overall credit quality, historical delinquency and history of actual charge-offs, as of June 30, 2006, we believe that the allowance for loan losses is adequate. However, no prediction of the ultimate level of additional provisions to our allowance or loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

Liquidity

Liquidity management refers to our ability to maintain cash flows that are adequate to fund our operations on an ongoing basis and to meet our debt obligations and other commitments on a timely and cost effective basis. Both assets and liabilities contribute to our liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. We assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2006, were approximately $191,776,000 and $6,565,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

Our sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable loans and investments, and salable SBA loans. At June 30, 2006, consolidated liquid assets totaled $87,746,000 or 12.77% of total assets as compared to $150,422,000 or 23.99% of total consolidated assets at December 31, 2005. In addition to liquid assets, we maintain short-term lines of credit with correspondent banks. At June 30, 2006, we had $15,000,000 available under these credit lines. At June 30, 2006, $0 was outstanding under these credit lines. Additionally, we have borrowing capacity with the Federal Home Loan Bank of San Francisco in the amount of $72,795,000. At June 30, 2006, $49,800,000 was outstanding under this credit line. We serve primarily a business and professional customer base and, as such, our deposit base is susceptible to economic fluctuations. Accordingly, we strive to maintain a balanced position of liquid assets to volati le and cyclical deposits.

Capital Resources

Our total shareholders’ equity was $43,544,000 at June 30, 2006, compared to $39,290,000 at December 31, 2005, an increase of $4,254,000, or 10.83%. The change is the result of the first two quarters’ earnings, issuance of capital stock due to the exercise of stock options, the increase in other comprehensive income or loss, and the payout of a cash dividend to shareholders in February, 2006.

We are subject to regulations issued by the Federal Deposit Insurance Corporation (“FDIC”), which require maintenance of certain levels of capital. Under the regulations, capital requirements are based upon the composition of an institution’s asset base and the risk factors assigned to those assets. The guidelines characterize an institution’s capital as being “Tier 1” capital (defined to be principally shareholders’ equity less intangible assets) and “Tier 2” capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of gross risk weighted assets, and term subordinated debt, subject to certain limits). The guidelines require us to maintain specific levels of risk-based capital in order to be considered “well capitalized” under the prompt corrective action provisions of the applicable banking regulations.

The following table shows our actual capital amounts and ratios at June 30, 2006 and December 31, 2005, as well as the minimum capital ratios for capital adequacy and well capitalized classifications under the regulatory framework:

We met the “well capitalized” ratio measures at both June 30, 2006 and December 31, 2005.

On April 5, 2004, the Bank issued a Six Million Dollar ($6,000,000) Floating Rate Subordinated Note (the “Subordinated Note”) in a private placement. The Subordinated Note, which was issued pursuant to a Purchase Agreement dated April 5, 2004 by and between the Bank and NBC Capital Markets Group, Inc., matures in 2019. The Bank may redeem the Subordinated Note, at par, on or after April 23, 2009, subject to compliance with California and federal banking regulations. The Subordinated Note resets quarterly and bears interest at a rate equal to the three-month LIBOR index plus a margin of 2.70%. The Subordinated Note is a capital security that qualifies as Tier 2 capital pursuant to capital adequacy guidelines promulgated by the Federal Deposit Insurance Corporation.

Off-Balance Sheet Items

We have certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2006 and December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk, except for the interest rate cap contracts and interest rate swap agreements described herein.

Derivatives

The use of derivatives allows the Bank to meet the needs of its customers while reducing the interest rate risk associated with certain transactions. Currently the Bank uses interest rate cap contracts, which are cash flow hedges, and interest rate swap agreements, which are fair value hedges, to limit exposure to changes in interest rates. The Board has approved a hedging policy, and the Asset Liability Committee is responsible for ensuring that the Board is knowledgeable about general hedging theory, usage and accounting; and that based upon this understanding, approves all hedging transactions. The derivatives are carried at fair value and are included in other assets or other liabilities in the consolidated balance sheet if they have a positive or negative fair value, respectively.

Cash Flow Hedges

We entered into two interest rate cap contracts with a third party, to manage the risk that changes in interest rates will affect the amount of interest expense of our deposits. The interest rate cap contracts qualify as derivative financial instruments. Under an interest rate cap contract, we agree to pay an initial fixed amount at the beginning of the contract in exchange for quarterly payments from the third party when the three-month LIBOR rate exceeds a certain fixed level.

At June 30, 2006, we had interest rate cap contracts on $14,000,000 notional amount of indebtedness. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively. Notional amount of $14,000,000 outstanding contracts will mature on June 2, 2008. The net gain or loss on the ineffective portion of these interest rate cap contracts was not material for the year ended December 31, 2005, or for the three months or six months ended June 30, 2006.

The interest rate cap contracts are considered to be a hedge against changes in the amount of future cash flows associated with our interest expense for our deposits. Accordingly, the interest rate cap contracts are recorded at fair value in our consolidated balance sheet and the related unrealized gains or losses on these contracts are recorded in shareholders’ equity as a component of other comprehensive income. These deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. Over the next 12 months, the Bank expects to amortize $61,000 of the unrealized loss as an adjustment to interest expense. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

Fair Value Hedges

The Bank entered into interest rate swap agreements with a third party, to hedge against changes in fair value of certain fixed rate loans. The Bank uses this a means to offer fixed rate loans to customers, while maintaining a variable rate income that better suits the Bank's needs. Under an interest rate swap agreement, the Bank agrees to pay a fixed rate to the counter party while receiving a floating rate based on the 1-month LIBOR.

As of June 30, 2006, we had interest rate swap agreements on $17,283,000 notional amount of indebtedness. At June 30, 2006, the fair value of the swaps was an unrealized loss of $10,000. The corresponding fair value adjustment is included on the balance sheet with the hedged items. The net gain or loss on the ineffective portion of these interest rate swap agreements was not material for the three months or six months ended June 30, 2006.

The interest rate swap agreements are considered to be a hedge against changes in the fair value of certain fixed rate loans. The interest rate swap agreements are fair value hedges that qualify as derivative financial instruments under SFAS No. 133 and are accounted for under the short-cut method. Accordingly, the hedges are recorded at fair value the balance sheet and any changes in fair value of the swap is recognized currently in earnings and the offsetting gain or loss on the hedged assets attributable to the hedged risk is recognized currently in earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The goal for managing our assets and liabilities is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing ourselves to undue interest rate risk. Our Board of Directors has overall responsibility for our interest rate risk management policies. We have an Asset/Liability Management Committee (ALCO), which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. The Bank does not engage in trading activities to manage interest rate risk, however, the Board of Directors has approved, and the Bank currently uses, derivatives to manage interest rate risk. These derivatives are discussed in Item 7 under the caption "Off-Balance Sheet Items" and in note 11 to the consolidated financial statements. Interest rate risk is the most significant market risks affecting the Bank. Management does not believe the Bank faces other significant market risks suc h as foreign currency exchange risks, commodity risks, or equity price risks.

Asset and Liability Management

Activities involved in asset/liability management include, but are not limited to, lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net income, net interest income and market value of equity.

The market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Bank invests funds in a fixed rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued because of the lower yield on the original fixed rate security. If the lower yielding security had to be sold, the Bank would have to recognize a loss. Correspondingly, if interest rates decline after a fixed rate security is purchased, its value increases. Therefore, while the value of the fixed rate investment changes regardless of which direction interest rates move, the adverse exposure to “market risk” is primarily due to rising interest rates. This exposure is lessened by managing the amount of fixed rate assets and by keeping maturities relatively short. However, this strategy must be balanced against the need for adequate interest income because variable rate and shorter fixed rate securities generally earn less interest than longer term fixed rate securities.

There is market risk relating to The Bank’s fixed rate or term liabilities as well as its assets. For liabilities, the adverse exposure to market risk is to lower rates because The Bank must continue to pay the higher rate until the end of the term.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liabilities (i.e., deposits and other borrowings) positions as the beginning base. The forecast balance sheet is processed against multiple interest rate scenarios. The scenarios include a 100, 200, and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200, and 300 basis point falling rate forecast which take place within a one year time frame. The latest simulation forecast using June 30, 2006 balances and measuring against a flat rate environment, calculated that in a one-year horizon an increase in interest rates of 100 basis points would result in a decrease of $240,000 (0.79%) in net interest income. Conversely, a 100 basi s point decrease would result in an increase of $597,000 (1.96%) in net interest income. The basic structure of the balance sheet has not changed significantly from the last simulation run.

The simulations of earnings do not incorporate any management actions which might moderate the negative consequences of interest rate deviations. Therefore, in Management’s view, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. Our risk profile has not changed materially from that at year-end 2005.

The Bank has adequate capital to absorb any potential losses as described above as a result of a decrease in interest rates. Periods of more than one year are not estimated because it is believed that steps can be taken to mitigate the adverse effects of such interest rate changes.

Repricing Risk

One component, among others, of interest rate risk arises from the fact that when interest rates change, the changes do not occur equally for the rates of interest earned and paid because of differences in contractual terms of the assets and liabilities held. The Bank has a large portion of its loan portfolio tied to the prime interest rate. If the prime rate is lowered because of general market conditions, e.g., other money-center banks are lowering their lending rates, these loans will be repriced. If the Bank were at the same time to have a large portion of its deposits in long-term fixed rate certificates, net interest income would decrease immediately. Interest earned on loans would decline while interest expense would remain at higher levels for a period of time because of the higher rate still being paid on deposits.

A decrease in net interest income could also occur with rising interest rates. This exposure to “repricing risk” is managed by matching the maturities and repricing opportunities of assets and liabilities. This is done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want longer-term certificates while most borrowers are requesting loans with floating interest rates, the Bank will adjust the interest rates on the certificates and loans to try to match up demand. The Bank can then partially fill in mismatches by purchasing securities with the appropriate maturity or repricing characteristics.

Basis Risk

Another component of interest rate risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may fall in the same period of a gap report, the interest rate on the asset may rise 100 basis points, while market conditions dictate that the liability increases only 50 basis points. While evenly matched in the gap report, the Bank would experience an increase in net interest income. This exposure to “basis risk” is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best insurance that the average interest received and paid will move in tandem, because th e wider diversification means that many different rates, each with their own volatility characteristics, will come into play. The Bank has made an effort to minimize concentrations in certain types of assets and liabilities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rule 13a – 14 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. As of June 30, 2006 (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis.

Changes in Internal Controls

The evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Bank or any subsidiary is a party or of which any of their property is subject, other than ordinary routine litigation incidental to the business of the Bank or any subsidiary. None of the ordinary routine litigation in which the Bank or any subsidiary is involved is expected to have a material adverse impact upon the financial position or results of operations of the Bank or any subsidiary.

ITEM 1A. RISK FACTORS

The risk factors included in the Bank's Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “ITEM 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may arise or become material in the future and materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Bank was held on June 20, 2006 and a total of 2,925,912 shares were present in person or by proxy at the Annual Meeting. There were no "broker non-votes" on Proposal 1 or Proposal 2 because they were considered routine and accordingly, brokers were able to vote shares on these matters for which no direction was provided by the beneficial owner. The shareholders of the Bank voted upon the following proposals:

1.

Election of Directors:

Shareholders were to cast their vote "for" a nominee or to "withhold" their vote.

2.

Proposal to Ratify Appointment of Brown Armstrong Paulden McCown Starbuck & Keeter Accountancy Corporation as Independent Auditors:

3.

To Approve the Bank Holding Company Reorganization:

ITEM 5. OTHER INFORMATION

(a) None

(b) None

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Reorganization between San Joaquin Bank, San Joaquin Bancorp, and San Joaquin

Reorganization Corp. dated May 9, 2006.

2.2

Agreement of Merger between San Joaquin Bank, San Joaquin Bancorp, and San Joaquin Reorganization

Corp. dated July 14, 2006.

31.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a)/ 15d-14(a).

31.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a)/ 15d-14(a).

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2006

SAN JOAQUIN BANK

(Registrant)

By: /s/ Stephen M. Annis               -

Stephen M. Annis

Executive Vice President &

Chief Financial Officer

(Principal Financial and Accounting

 Officer)