Form 10-Q
period 2006-09-30
SAN JOAQUIN BANCORP
filed 2006-11-13
CIK 1368883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

þ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-52165 SAN JOAQUIN BANCORP (Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	20-5002515 (I.R.S. Employer Identification No.)

1000 Truxtun Avenue, Bakersfield, California	93301
(Address of principal executive offices)	(Zip Code)

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

Yes þ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No þ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock: 3,479,722 shares outstanding at October 31, 2006

SAN JOAQUIN BANCORP

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Consolidated Balance Sheets
	September 30, 2006 and December 31, 2005	1
	Consolidated Statements of Income
	Three month and nine month periods ended September 30, 2006 and 2005	2
	Consolidated Statements of Cash Flows
	Three month and nine month periods ended September 30, 2006 and 2005	3
	Notes to Unaudited Consolidated Financial Statements	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	8
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4.	CONTROLS AND PROCEDURES	29

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	31
ITEM 1A.	RISK FACTORS	31
ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
ITEM 5.	OTHER INFORMATION	31
ITEM 6.	EXHIBITS	31

This quarterly report on Form 10-Q contains forward-looking statements about the Company for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our financial condition and results of operation or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control or ability to predict-- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, but are not limited to, certain credit, market, operational and liquidity risks associated with our business and operations, changes in business and economic conditions in California and nationally, changes in the interest rate environment, potential acts of terrorism and actions taken in response, volatility of rate sensitive deposits and assets, value of real estate collateral securing many of our loans, accounting estimates and judgments, compliance costs associated with the Company’s internal control structure and procedures for financial reporting, changes in the securities markets, and inflationary factors. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” and elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005

	(unaudited)	(audited)
ASSETS
Cash and due from banks	$ 30,416,000	$ 24,355,000
Interest-bearing deposits in banks	2,037,000	390,000
Federal funds sold	-	1,700,000

Total cash and cash equivalents	32,453,000	26,445,000
Investment securities:
Held to maturity (market value of $138,923,000 and
$164,959,000 at September 30, 2006 and December 31, 2005, respectively)	141,881,000	167,636,000
Available for sale	7,034,000	2,428,000

Total Investment Securities	148,915,000	170,064,000
Loans, net of unearned income	505,546,000	407,400,000
Allowance for loan losses	(8,199,000)	(7,003,000)

Net Loans	497,347,000	400,397,000
Premises and equipment	7,707,000	7,677,000
Investment in real estate	659,000	710,000
Interest receivable and other assets	23,785,000	21,721,000

TOTAL ASSETS	$ 710,866,000	$ 627,014,000

LIABILITIES
Deposits:
Noninterest-bearing	$ 172,117,000	$ 186,266,000
Interest-bearing	403,325,000	389,267,000

Total Deposits	575,442,000	575,533,000
Federal funds purchased	800,000	-
Short-term borrowings	64,800,000	-
Accrued interest payable and other liabilities	7,108,000	5,394,000
Long-term debt and other borrowings	17,100,000	6,797,000

Total Liabilities	665,250,000	587,724,000

SHAREHOLDERS' EQUITY
Common stock, no par value - 20,000,000 shares authorized;
3,479,722 and 3,435,896 issued and outstanding
at September 30, 2006 and December 31, 2005, respectively	10,308,000	9,970,000
Additional paid-in capital	104,000	-
Retained earnings	35,321,000	29,445,000
Accumulated other comprehensive income (loss)	(117,000)	(125,000)

Total Shareholders' Equity	45,616,000	39,290,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 710,866,000	$ 627,014,000

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended Sept 30		Nine Months ended Sept 30

	2006	2005	2006	2005

INTEREST INCOME
Loans (including fees)	$ 10,558,000	$ 6,859,000	$ 28,742,000	$ 18,696,000
Investment securities	1,610,000	1,427,000	4,859,000	3,649,000
Fed funds & other interest-bearing balances	22,000	202,000	365,000	493,000

Total Interest Income	12,190,000	8,488,000	33,966,000	22,838,000

INTEREST EXPENSE
Deposits	4,212,000	2,456,000	11,165,000	5,716,000
Short-term borrowings	526,000	-	805,000	35,000
Long-term borrowings	189,000	99,000	421,000	272,000

Total Interest Expense	4,927,000	2,555,000	12,391,000	6,023,000

Net Interest Income	7,263,000	5,933,000	21,575,000	16,815,000
Provision for loan losses	600,000	300,000	1,130,000	900,000

Net Interest Income After Loan Loss Provision	6,663,000	5,633,000	20,445,000	15,915,000

NONINTEREST INCOME
Service charges & fees on deposits	200,000	224,000	591,000	682,000
Other customer service fees	317,000	214,000	949,000	846,000
Other	208,000	242,000	694,000	519,000

Total Noninterest Income	725,000	680,000	2,234,000	2,047,000

NONINTEREST EXPENSE
Salaries and employee benefits	2,445,000	1,981,000	7,008,000	5,711,000
Occupancy	245,000	283,000	681,000	655,000
Furniture & equipment	257,000	171,000	780,000	799,000
Promotional	131,000	126,000	433,000	428,000
Professional	305,000	145,000	885,000	725,000
Other	458,000	618,000	1,405,000	1,453,000

Total Noninterest Expense	3,841,000	3,324,000	11,192,000	9,771,000

Income Before Taxes	3,547,000	2,989,000	11,487,000	8,191,000
Income Taxes	1,625,000	1,298,000	4,777,000	3,403,000

NET INCOME	$ 1,922,000	$ 1,691,000	$ 6,710,000	$ 4,788,000

Basic Earnings per Share	$ 0.55	$ 0.49	$ 1.93	$ 1.40

Diluted Earnings per Share	$ 0.52	$ 0.46	$ 1.81	$ 1.31

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30

	2006	2005

Cash Flows From Operating Activities:
Net Income	$6,710,000	$ 4,788,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for possible loan losses	1,130,000	900,000
Depreciation and amortization	674,000	728,000
Stock-based compensation expense	104,000	-
Gain on sale of assets	(5,000)	(7,000)
Deferred income taxes	511,000	(445,000)
Amortization of investment securities' premiums
and discounts	7,000	140,000
Increase in interest receivable and other assets	(3,251,000)	(2,923,000)
Increase in accrued interest payable and other liabilities	1,714,000	668,000

Total adjustments	884,000	(939,000)

Net Cash Provided by Operating Activities	7,594,000	3,849,000

Cash Flows From Investing Activities:
Proceeds from maturing and called investment securities	36,087,000	52,330,000
Purchases of investment securities	(14,977,000)	(105,047,000)
Net increase in loans made to customers	(97,364,000)	(25,458,000)
Net additions to premises and equipment	(648,000)	(484,000)

Net Cash Applied to Investing Activities	(76,902,000)	(78,659,000)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	(6,047,000)	95,200,000
Net increase (decrease) in certificates of deposit	5,956,000	4,680,000
Net increase (decrease) in short-term borrowings	65,600,000	(8,663,000)
Net increase (decrease) in long-term borrowings	10,303,000	(5,000)
Cash dividends paid	(834,000)	(755,000)
Proceeds from issuance of common stock	338,000	186,000

Net Cash Provided by Financing Activities	75,316,000	90,643,000

Net Increase in Cash and Cash Equivalents	6,008,000	15,833,000
Cash and cash equivalents, at beginning of period	26,445,000	24,409,000

Cash and Cash Equivalents, at End of Period	$ 32,453,000	$ 40,242,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$ 11,071,000	$ 5,624,000

Income taxes	$ 5,402,000	$ 3,578,000

See Notes to Unaudited Consolidated Financial Statements

     SAN JOAQUIN BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS as of September 30, 2006 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The consolidated financial statements include San Joaquin Bancorp (the "Bancorp"), and its wholly owned subsidiary, San Joaquin Bank (the "Bank") (collectively the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. San Joaquin Bancorp Trust #1, (the “Trust”) is a variable interest entity wholly owned by San Joaquin Bancorp. Based on the requirements of the Financial Accounting Standards Board Interpretation (FIN) 46R and accepted industry interpretation and presentation, the Trust has not been consolidated.

San Joaquin Bancorp is a bank holding company, incorporated in the state of California, for the purpose of acquiring all the capital stock of the Bank through a holding company reorganization (the “Reorganization”) of the Bank. The Reorganization was effective at the close of business July 31, 2006. All financial information presented in these financial statements includes the operations of the Bank year-to-date and on a comparative basis in prior years.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required for audited financial statements. In the opinion of Management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position at September 30, 2006 and December 31, 2005, the results of operations for the three month and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine month periods ended September 30, 2006 and 2005.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as well as other information included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three month and nine month periods ended September 30, 2006 and 2005 may not necessarily be indicative of the operating results for the full year.

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

Cash dividend – Prior to the Reorganization, the Board of Directors of the Bank declared a cash dividend of $0.24 per share, which was payable to shareholders of record as of February 27, 2006.

There are 20,000,000 shares of common stock, no par value, authorized. There were 3,479,722 and 3,435,896 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively. The Company also has 5,000,000 authorized shares of preferred stock, with 0 shares outstanding.

Certain prior period amounts have been reclassified to conform to the current year presentation.

New Accounting Standard

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (the "Interpretation"). FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines of the Interpretation, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means “a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which the Interpretation is adopted. The Company plans to adopt the new interpretation in 2007. The Company has not yet reviewed FIN 48 to determine the potential impact on the financial statements. The Company plans to evaluate the impact and disclose any material effect, if any, prior to the effective date of implementation.

NOTE 2. STOCK COMPENSATION

Prior to January 1, 2006, the Company accounted for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Bulletin ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. No compensation expense was recognized in the financial statements for employee stock arrangements, as the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share, had the Company adopted the fair value method of accounting for stock-based compensation. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differs from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility, future dividends, and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: approximate expected volatility of 29.04%, risk free interest rate of 4.35%, dividend yield of 0.89%, and expected life of 7.87 years for options granted in the period ended September 30, 2005.

A summary of the pro forma effects to reported net income and earnings per share, as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, for the three month and nine month periods ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net Income, as reported	$1,691,000	$4,788,000

Add: Stock-based employee compensation
expense included in reported net income
net of related tax effects	-	-

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects	(49,000)	(143,000)

Pro Forma Net Income	$ 1,642,000	$ 4,645,000

Earnings per Share:
Basic -- as reported	$ 0.49	$ 1.40
Basic -- pro forma	$ 0.48	$ 1.35

Diluted -- as reported	$ 0.46	$ 1.31
Diluted -- pro forma	$ 0.45	$ 1.27

SFAS No. 123 was revised in December 2004 (SFAS 123R) to require that, effective for periods beginning after June 15, 2005, the Company begin using the fair market value method for valuing and accounting for stock options. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule which delayed the implementation date for the new requirements until 2006.

Effective December 31, 2005, the Board of Directors voted to accelerate the vesting of all unvested options to acquire the Company's common stock that were outstanding at that date (the "Acceleration"), except that no options to non-employee directors were affected by the Acceleration. A total of 158,870 shares subject to option were impacted by the Acceleration. As a result of the Acceleration, and based upon estimated Black-Scholes value calculations, the Company will not be required to recognize pretax compensation expense related to the accelerated options of approximately $833,000. Had the Acceleration not occurred, the Company would have had to recognize this expense over the next five years when the Company became subject to the requirements of SFAS No. 123R, "Share-Based Payment," on January 1, 2006. Under applicable accounting guidance, the Company did not record a charge related to the Acceleration. As a result of the Acceleration, certain options granted to the Company’s Chief Executive Officer and Chairman of the Board, Bruce Maclin, President, Bart Hill, and two other highest paid executive officers (together the "Named Executive Officers") exceeded the $100,000 limit established by IRS regulation §1.422 -4. As such, the excess options granted to the Named Executive Officers must be treated as non-statutory options. All other terms and conditions of the accelerated options remained unchanged as a result of the Acceleration.

Effective January 1, 2006, the Company adopted the new requirements of SFAS 123R on a prospective basis. As a result of the implementation, net income before taxes for the three months and nine months ended September 30, 2006 was lower by approximately $40,000 and $104,000, respectively, than if it had continued to be accounted for as share-based compensation under Opinion 25.

NOTE 3. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $213,085,000 and standby letters of credit of approximately $8,246,000, at September 30, 2006. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $98,698,000 of loan commitments outstanding at September 30, 2006 related to real estate loans. The remaining commitments primarily relate to revolving lines of credit or commercial loans or other unused commitments, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the three month and nine month periods ended September 30 is reconciled as follows:

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2006	2005	2006	2005

Basic Earnings per Share:
Net Income	$1,922,000	$1,691,000	$6,710,000	$4,788,000
Weighted average common shares outstanding	3,478,000	3,436,000	3,473,000	3,429,000

Basic Earnings per Share	$0.55	$0.49	$1.93	$1.40

Diluted Earnings per Share:
Net Income	$1,922,000	$1,691,000	$6,710,000	$4,788,000
Weighted average common shares outstanding	3,478,000	3,436,000	3,473,000	3,429,000
Dilutive effect of outstanding options	238,000	227,000	236,000	226,000

Weighted average common shares outstanding - Diluted	3,716,000	3,663,000	3,709,000	3,655,000

Diluted Earnings per Share	$0.52	$0.46	$1.81	$1.31

NOTE 5. COMPREHENSIVE INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Net Income	$1,922,000	$1,691,000	$6,710,000	$4,788,000
Other comprehensive income, net of
unrealized holding gain (loss), net of taxes	62,000	11,000	8,000	29,000

Total comprehensive income	$1,984,000	$1,702,000	$6,718,000	$4,817,000

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is equal to net income plus the change in “other comprehensive income,” as defined by SFAS No. 130. This statement requires the Company to report income and (loss) from non-owner sources. The only components of other comprehensive income currently applicable to the Company is the net unrealized gain or loss on interest rate cap contracts and the net unrealized gain or loss on available for sale investment securities. FASB Statement No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet.

NOTE 6. SUBSEQUENT EVENTS

The following events have occurred subsequent to our most recent fiscal year end:

Effective as of the close of business on July 31, 2006, San Joaquin Bank completed a plan of reorganization into a holding company structure. As a result of the reorganization, the Bank became a wholly-owned subsidiary of San Joaquin Bancorp, a California corporation. The Bancorp is a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended, and subject to the supervision and regulation of the Federal Reserve Board. For further information, see “Recent Events” discussion in Item 2.

On September 1, 2006, the Trust issued $10 million in trust preferred securities in a private placement and the Trust purchased $10,310,000 of the Company's junior subordinated notes. This transaction is reflected as long-term debt on the consolidated balance sheet. The Company made a capital injection into the Bank on September 12, 2006 in the amount of $9,700,000. The injection was recorded as capital surplus by the Bank. The trust preferred securities are floating rate securities based upon the three-month LIBOR and are non-redeemable until September 30, 2011. They qualify as Tier I Capital under regulatory guidelines. For further information, see "Capital Resources" discussion in Item 2.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

This quarterly report on Form 10-Q contains forward-looking statements about the Company for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our financial condition and results of operation or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control or ability to predict-- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, but are not limited to, certain credit, market, operational and liquidity risks associated with our business and operations, changes in business and economic conditions in California and nationally, changes in the interest rate environment, potential acts of terrorism and actions taken in response, volatility of rate sensitive deposits and assets, value of real estate collateral securing many of our loans, accounting estimates and judgments, compliance costs associated with the Company’s internal control structure and procedures for financial reporting, changes in the securities markets, and inflationary factors. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” and elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

Recent Events Reorganization

On May 9, 2006, the Bank, the Bancorp and San Joaquin Reorganization Corp., a California corporation and wholly-owned subsidiary of Bancorp (the "Reorganization Corp."), entered into an Agreement and Plan of Reorganization pursuant to which the Reorganization Corp. would be merged (the "Merger") with and into the Bank, with the Bank being the surviving corporation. Upon consummation of the Merger, the Bank would become a wholly-owned subsidiary of the Bancorp and the shareholders of the Bank would receive one share of Bancorp common stock in exchange for each share of Bank common stock held by such shareholder.

At the Bank’s Annual Meeting of Shareholders on June 20, 2006, the Merger was approved by the affirmative vote of a majority of the outstanding shares of the Bank’s common stock. In addition, the Bank and the Bancorp received all required approvals to the consummation of the Merger and the reorganization from all applicable regulatory authorities.

The Agreement of Merger was filed with the Secretary of State of the State of California and the Merger became effective as of the close of business on July 31, 2006. As a result of the Merger, the Bank became a wholly-owned subsidiary of the Bancorp and the one-for-one share exchange described above was completed. In addition, upon consummation of the Merger, the Bancorp assumed all outstanding stock options of the Bank exercisable into shares of Bank common stock. Such stock options continue be subject to the same terms and conditions of such stock options immediately prior to the consummation of the Merger, except that such options are now exercisable for Bancorp common stock.

Prior to the Merger, the Bank's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Bank was subject to the information requirements of the Exchange Act and filed annual and quarterly reports, proxy statements and other information with the Federal Deposit Insurance Corporation ("FDIC"). As a result of the Merger, the Bancorp became the successor to the Bank as provided in Rule 12g-3(a) under the Exchange Act and the Bancorp's common stock became registered under Section 12(g) of the Exchange Act. The Bancorp will file future periodic reports, proxy statements, and other information under the Exchange Act with the SEC.

The directors and officers of the Bancorp following the Merger are the same directors and officers of the Bank, except that Bruce Maclin is Chairman of the Board and Chief Executive Officer, and Bart Hill is the President of the Bancorp. The directors and officers of the Bank following the Merger are the same directors and officers of the Bank as prior to the Merger. The Bank will continue to do business under the name of San Joaquin Bank.

Issuance of Trust Preferred Securities

During August 2006, San Joaquin Bancorp formed San Joaquin Bancorp Trust #1, a Delaware statutory business trust, for the purpose of completing a private placement of $10 million in floating rate trust preferred securities. The placement was completed on September 1, 2006. $9,700,000 of the net proceeds from the issuance were invested in San Joaquin Bank to increase the Bank’s capital levels. The remainder will be used for general corporate purposes.

Under applicable regulatory guidelines, the trust preferred securities will qualify as Tier 1 Capital. For further information, see "Capital Resources" discussion in Item 2.

Federal Reserve Membership

On October 12, 2006, San Joaquin Bank became a member of the Federal Reserve System. As a member bank, the Federal Reserve Bank of San Francisco assumed a primary federal regulatory oversight of the Bank.

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

Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses historical losses as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, Management believes that errors, if any, that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of the expected loss. Historical loss information and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance addresses losses that are attributable to various factors including economic events, industry or geographic sectors whose impact on the portfolio are believed to be probable, but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” discussion later in this item.

Stock Based Awards

Prior to January 1, 2006, we accounted for our stock based awards using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. All option grants under our stock option plans to date provide for the issuance of options at a price of no less than the fair market value at the date of the grant, therefore, no compensation expense was recognized in the financial statements. Effective January 1, 2006, the Company adopted the new requirements of SFAS 123R on a prospective basis. See Note 2, "Stock Compensation," in Notes to Consolidated Financial Statements.

Overview

San Joaquin Bancorp is a one-bank holding company subject to the regulatory oversight of the Federal Reserve System. San Joaquin Bank, which is an FDIC insured, California state-chartered bank and a member of the Federal Reserve System, is wholly owned by the Bancorp. The Bank commenced operations in December 1980 and is the oldest independent community bank headquartered in Bakersfield, Kern County, California. The Bank has four banking offices in Kern County, California. The Rosedale Branch located at 3800 Riverlakes Drive is owned by the Bank, as are the Stockdale Branch located at 4600 California Avenue and the Administrative Center located at 1000 Truxtun Avenue, all in Bakersfield, California. The Main Office at 1301 17th Street, Bakersfield, and the Delano Branch at 1613 Inyo Street, Delano, are both leased facilities.

At September 30, 2006, we had total consolidated assets of $710,866,000 (an increase of 13.37% compared to year-end 2005), total consolidated deposits of $575,442,000 (a decrease of 0.02% over year-end 2005), total consolidated net loans of $497,347,000 (an increase of 24.21% compared to year-end 2005), and consolidated shareholders’ equity of $45,616,000 (an increase of 16.10% compared to year-end 2005).

We reported quarterly net income of $1,922,000 for the third quarter of 2006. Net income increased $231,000, or 13.66%, over the $1,691,000 reported in the third quarter of 2005. Diluted earnings per share were $0.52 for the third quarter of 2006 and $0.46 for the third quarter of 2005. For the third quarter of 2006, the annualized return on average equity (ROAE) and return on average assets (ROAA) were 17.01% and 1.11%, respectively, compared to 18.46% and 1.18%, respectively, for the same period in 2005. Net income for the first nine months of 2006 was $6,710,000. Net income increased $1,922,000, or 40.14%, over the $4,788,000 reported in the first nine months of 2005. Diluted earnings per share were $1.81 for the first nine months of 2006 and $1.31 for the same period in 2005. For the first nine months of 2006, the annualized return on average equity (ROAE) and return on average assets (ROAA) were 21.11% and 1.35%, respectively, as compared to 18.16% and 1.17%, respectively, for the same period in 2005. During the first nine months of 2006, we experienced steady growth in loans while, at the same time, we continued to maintain control over our overhead and other fixed expenses, which resulted in our continued earnings growth. The need for non-core funding continues to exist due to loan demand outpacing core deposit growth. Non-core funding consists of primarily Federal Home Loan Bank ("FHLB") advances. At September 30, 2006, the Company had FHLB advances of $64,800,000, compared to $0 at December 31, 2005.

At September 30, 2006 our Tier 1 leverage ratio was 8.1%, Tier 1 risk-based capital ratio was 9.32%, and total risk-based capital ratio was 11.57% . We met all the criteria under current regulatory guidelines to be considered “well capitalized” as of September 30, 2006.

The following table provides a summary of the major elements of income and expense for the periods indicated:

Condensed Comparative Income Statement (unaudited)

	Three Months Ended September 30			Nine Months Ended September 30

	2006	2005	% Change	2006	2005	% Change

Interest Income	$12,190,000	$8,488,000	43.61%	$33,966,000	$22,838,000	48.73%
Interest Expense	4,927,000	2,555,000	92.84%	12,391,000	6,023,000	105.73%

Net Interest Income	7,263,000	5,933,000	22.42%	21,575,000	16,815,000	28.31%
Provision for Loan Losses	600,000	300,000	100.00%	1,130,000	900,000	25.56%

Net interest income after
provision for loan losses	6,663,000	5,633,000	18.29%	20,445,000	15,915,000	28.46%
Noninterest Income	725,000	680,000	6.62%	2,234,000	2,047,000	9.14%
Noninterest Expense	3,841,000	3,324,000	15.55%	11,192,000	9,771,000	14.54%

Income Before Taxes	3,547,000	2,989,000	18.67%	11,487,000	8,191,000	40.24%
Provision For Income Taxes	1,625,000	1,298,000	25.19%	4,777,000	3,403,000	40.38%

Net Income	$ 1,922,000	$ 1,691,000	13.66%	$ 6,710,000	$ 4,788,000	40.14%

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following two tables provide a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

		Three Months Ended September 30

(dollars in thousands)(unaudited)		2006			2005

			Avg			Avg
	Avg Balance	Interest	Yield	Avg Balance Interest		Yield

ASSETS
Earning assets:
Loans (1)	$ 483,374	$ 10,558	8.67%	$ 342,998 $	6,859	7.93%
Taxable investments	146,015	1,566	4.25%	157,318	1,416	3.57%
Tax-exempt investments(2)	4,568	44	3.82%	1,085	11	4.02%
Fed funds sold and other interest-bearing balances	1,850	22	4.72%	24,000	202	3.34%

Total earning assets	635,807	12,190	7.61%	525,401	8,488	6.41%

Cash & due from banks	27,655			27,499
Other assets	24,081			21,189

Total Assets	$ 687,543			$ 574,089

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 295,151	$ 3,109	4.18%	$ 217,214	1,573	2.87%
Savings	89,969	838	3.70%	115,318	738	2.54%
Time deposits	27,238	265	3.86%	24,098	145	2.39%
Other borrowings	52,557	715	5.40%	6,800	99	5.78%

Total interest-bearing liabilities	464,915	4,927	4.20%	363,430	2,555	2.79%

Noninterest-bearing deposits	171,190			168,269
Other liabilities	6,608			5,757

Total Liabilities	642,713			537,456

SHAREHOLDERS' EQUITY
Shareholders' equity	44,830			36,633

Total Liabilities and Shareholders' Equity	$ 687,543			$ 574,089

Net Interest Income and Net Interest Margin (3)		$ 7,263	4.53%	$ 5,933		4.48%

1)	Loan interest income includes fee income of $479,000 and $460,000 for the three months ended September 30, 2006 and 2005, respectively. Average balance of loans includes average deferred loan fees of $1,410,000 and $1,377,000 for the three months ended September 30, 2006 and 2005, respectively. The average balance of nonaccrual loans is not significant as a percentage of total loans and, as such, has been included in net loans. Certain loans are exempt from state taxes, however, the income derived from these loans is not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

		Nine Months Ended September 30

(dollars in thousands)(unaudited)		2006			2005

			Avg			Avg
	Avg Balance	Interest	Yield	Avg Balance Interest		Yield

ASSETS
Earning assets:
Loans (1)	$ 451,085	$ 28,742	8.52%	$ 324,642	$ 18,696	7.70%
Taxable investments	150,356	4,748	4.22%	147,486	3,621	3.28%
Tax-exempt investments(2)	3,909	111	3.80%	949	28	3.94%
Fed funds sold and other interest-bearing balances	10,843	365	4.50%	23,356	493	2.82%

Total Earning Assets	616,193	33,966	7.37%	496,433	22,838	6.15%

Cash & due from Banks	26,995			26,182
Other assets	23,511			21,240

Total Assets	$ 666,699			$ 543,855

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 288,191	$ 8,130	3.77%	$ 202,864	$ 3,508	2.31%
Savings	96,172	2,337	3.25%	105,766	1,839	2.32%
Time deposits	27,340	698	3.41%	23,310	369	2.12%
Other borrowings	29,739	1,226	5.51%	9,547	307	4.30%

Total interest-bearing liabilities	441,442	12,391	3.75%	341,487	6,023	2.36%

Noninterest-Bearing Deposits	177,022			161,903
Other Liabilities	5,732			5,311

Total Liabilities	$ 624,196			$ 508,701

SHAREHOLDERS' EQUITY
Shareholders' Equity	42,503			35,154

Total Liabilities and Shareholders' Equity	$ 666,699			$ 543,855

Net Interest Income and Net Interest Margin (3)		$ 21,575	4.68%		$ 16,815	4.53%

1)	Loan interest income includes fee income of $1,503,000 and $1,355,000 for the nine months ended September 30, 2006 and 2005, respectively. Average balance of loans includes average deferred loan fees of $1,432,000 and $1,247,000 for the nine months ended September 30, 2006 and 2005, respectively. The average balance of nonaccrual loans is not significant as a percentage of total loans and, as such, has been included in net loans. Certain loans are exempt from state taxes, however, the income derived from these loans is not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

The following two tables set forth changes in interest income and interest expense segregated for major categories of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume (volume), changes in rates (rate). Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

	Three Months Ended September 30
		2006 over 2005

(dollars in thousands)(unaudited)	Volume	Rate	Net Change

Interest-Earning Assets:
Net loans (1)	3,018	681	3,699
Taxable investment securities	(107)	257	150
Tax-exempt investment securities (2)	34	(1)	33
Fed funds sold and other interest-bearing balances	(240)	60	(180)

Total	2,705	997	3,702

Interest-Bearing Liabilities:
NOW and money market accounts	678	858	1,536
Savings deposits	(186)	286	100
Time deposits	21	99	120
Other borrowings	623	(7)	616

Total	1,136	1,236	2,372

Interest Differential	1,569	(239)	1,330

1)	Loan interest income includes fee income of $479,000 and $460,000 for the three months ended September 30, 2006 and 2005, respectively. Certain loans are exempt from state taxes, however, the income derived from these loans is not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

	Nine Months Ended September 30
		2006 over 2005

(dollars in thousands)(unaudited)	Volume	Rate	Net Change

Interest-Earning Assets:
Net loans (1)	7,890	2,156	10,046
Taxable investment securities	72	1,055	1,127
Tax-exempt investment securities (2)	84	(1)	83
Fed funds sold and other interest-bearing balances	(339)	211	(128)

Total	7,707	3,421	11,128

Interest-Bearing Liabilities:

NOW and money market accounts	1,848	2,774	4,622
Savings deposits	(179)	677	498
Time deposits	72	257	329
Other borrowings	811	108	919

Total	2,552	3,816	6,368

Interest Differential	5,155	(395)	4,760

1)	Loan interest income includes fee income of $1,503,000 and $1,355,000 for the nine months ended September 30, 2006 and 2005, respectively. Certain loans are exempt from state taxes, however, the income derived from these loans is not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

Net interest income, before provision for loan loss, was $7,263,000 for the quarter ended September 30, 2006 compared to $5,933,000 for the quarter ended September 30, 2005, an increase of $1,330,000, or 22.42%. Net interest income, before provision for loan loss, was $21,575,000 for the nine months ended September 30, 2006 compared to $16,815,000 for the nine months ended September 30, 2005, an increase of $4,760,000, or 28.31%.

Interest Income - Third quarter 2006 Compared to 2005

Total interest income for the quarter ended September 30, 2006 was $12,190,000 compared to $8,488,000 for the quarter ended September 30, 2005, an increase of $3,702,000 or 43.61% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the third quarter of 2006, total average earning assets were $635,807,000 compared to $525,401,000 during the third quarter of 2005, an increase of $110,406,000, or 21.01% . During the same period, the average rate paid on earning assets increased from 6.41% to 7.61%, or 120 basis points. Of the increase in interest income, $2,705,000 was due to variances in the volume of earning assets and $997,000 was due to variances in the average rate earned on earning assets. Components of earning assets that contributed the majority of the increase in interest income include loans and taxable investment securities which were partially offset by declines in Federal Funds sold and other interest-bearing balances. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the third quarter of 2006, average net loans were $483,374,000 compared to $342,998,000 during the third quarter of 2005, an increase of $140,376,000, or 40.93% . This increased volume of loans resulted in an increase in interest earned on average loans of $3,018,000 during the three months ended September 30, 2006, compared to the three months ended September 30, 2005. During this same time period, the average yield earned on average loans increased from 7.93% to 8.67% . This 74 basis point increase in average yield resulted in an increase of $681,000 in interest earned on average net loans during the third quarter of 2006 compared to the third quarter of 2005. The net result was an increase of $3,699,000 in interest earned on average net loans during the third quarter of 2006 compared with the same period of 2005.

Average taxable investment securities during the third quarter of 2006 were $146,015,000 compared to $157,318,000 during the same period of 2005, a decrease of $11,303,000, or 7.18% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $107,000 during the third quarter of 2006 compared to the third quarter of 2005. During the same period, average yield earned on average taxable securities increased by 68 basis points, resulting in an increase of $257,000 in interest earned on average taxable securities during the third quarter of 2006, compared to the same period of 2005. The net result was an increase of $150,000 in interest earned on average taxable securities during the third quarter of 2006, compared to the third quarter of 2005.

During the third quarter of 2006, average Federal Funds sold and other interest-bearing balances were $1,850,000 compared to $24,000,000 during the same period of 2005, a decrease of $22,150,000, or 92.29% . This decrease in volume resulted in a decrease in interest earned of $240,000 during the third quarter of 2006 compared to the third quarter of 2005. During the same period, average yield earned on these balances increased by 138 basis points, resulting in an increase of $60,000 in interest income during the third quarter of 2006, compared to the same period of 2005. The net result was a decrease of $180,000 in interest earned on Federal Funds sold and other interest-bearing balances during the third quarter of 2006, compared to the third quarter of 2005.

Interest Expense - Third Quarter 2006 Compared to 2005

Total interest expense for the third quarter of 2006 was $4,927,000 compared to $2,555,000 for the third quarter of 2005, an increase of $2,372,000, or 92.84% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the third quarter of 2006, total average interest-bearing liabilities were $464,915,000 compared to $363,430,000 during the third quarter of 2005, an increase of $101,485,000, or 27.92% . During the same period, the average rate paid on interest-bearing liabilities increased from 2.79% to 4.20%, or 141 basis points. Of the increase in interest expense, $1,136,000 was due to variances in the volume of interest-bearing liabilities and $1,236,000 was due to variances in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The average balance of NOW and money market accounts increased from $217,214,000 during the third quarter of 2005 to $295,151,000 during the third quarter of 2006, an increase of $77,937,000, or 35.88% . This increased volume of deposits resulted in an increase in interest expense of $678,000 during the third quarter of 2006 compared to the third quarter of 2005, while the 131 basis point increase in interest rates during the same period caused interest expense to increase by $858,000. The net result was an increase in interest expense on average NOW and money market accounts of $1,536,000 during the third quarter of 2006, compared to the third quarter of 2005.

Average savings deposits decreased during the third quarter of 2006 to $89,969,000, compared to $115,318,000 during the third quarter of 2005, a decrease of $25,349,000, or 21.98% . Because of this decrease in average savings deposits, interest expense decreased $186,000 during the third quarter of 2006, compared to the third quarter of 2005. Interest rates during this same period increased by 116 basis points, resulting in an increase in interest expense of $286,000 in the third quarter of 2006, compared to the third quarter of 2005. The net result was an increase of $100,000 in interest expense on average savings deposits during the third quarter of 2006 versus the third quarter of 2005.

Average time deposits during the third quarter of 2006 increased to $27,238,000, compared to $24,098,000 during the third quarter of 2005, an increase of $3,140,000, or 13.03% . This increase in average time deposits caused interest expense to increase by $21,000 in the third quarter of 2006 compared to the third quarter of 2005, and the 147 basis point increase in interest rates on average time deposits caused interest expense to increase by $99,000 during this same time period. These two factors resulted in the net increase in interest expense on average time deposits of $120,000 in the third quarter of 2006 compared to the third quarter of 2005.

Average other borrowings, consisting primarily of subordinated notes and FHLB advances, increased during the third quarter of 2006 to $52,557,000 compared to $6,800,000 during the third quarter of 2005, an increase of $45,757,000, or 672.90% . Due to significant demand for new loans, the Company began relying on FHLB advances to fund a portion of the increase in loan volume. The increase in FHLB advances was the primary factor influencing the interest expense increase of $623,000 during the third quarter of 2006, compared to the third quarter of 2005, while a 38 basis point decrease in interest rates paid on average other borrowings caused interest expense to decrease by $7,000 during this same year-over-year time period. The net result was an increase of $616,000 in interest expense on other borrowings during the third quarter of 2006 compared to the third quarter of 2005.

Interest Income - First Nine Months 2006 Compared to 2005

Total interest income for the nine months ended September 30, 2006 was $33,966,000 compared to $22,838,000 for the nine months ended September 30, 2005, an increase of $11,128,000 or 48.73% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the first nine months of 2006, total average earning assets were $616,193,000 compared to $496,433,000 during the first nine months of 2005, an increase of $119,760,000, or 24.12% . During the same period, the average rate paid on earning assets increased from 6.15% to 7.37%, or 122 basis points. Of the increase in interest income, $7,707,000 was due to variances in the volume of earning assets and $3,421,000 was due to variances in the average rate earned on earning assets. Components of earning assets that contributed the majority of the increase in interest income include loans and taxable investment securities. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the first nine months of 2006, average net loans were $451,085,000 compared to $324,642,000 during the first nine months of 2005, an increase of $126,443,000, or 38.95% . This increased volume of loans resulted in an increase in interest earned on average loans of $7,890,000 during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. During this same time period, the average yield earned on average loans increased from 7.70% to 8.52% . This 82 basis point increase in average yield resulted in an increase of $2,156,000 in interest earned on average net loans during the first nine months of 2006 compared to the first nine months of 2005. The net result was an increase of $10,046,000 in interest earned on average net loans during the first nine months of 2006 compared with the same period of 2005.

Average taxable investment securities during the first nine months of 2006 were $150,356,000 compared to $147,486,000 during the same period of 2005, an increase of $2,870,000, or 1.95% . This increase in volume resulted in an increase in interest earned on average taxable securities of $72,000 during the first nine months of 2006 compared to the third quarter of 2005. During the same period, average yield earned on average taxable securities increased by 94 basis points, resulting in an increase of $1,055,000 in interest earned on average taxable securities during the first nine months of 2006, compared to the same period of 2005. The net result was an increase of $1,127,000 in interest earned on average taxable securities during the first nine months of 2006, compared to the first nine months of 2005.

Interest Expense - First Nine Months 2006 Compared to 2005

Total Interest expense for the first nine months of 2006 was $12,391,000 compared to $6,023,000 for the first nine months of 2005, an increase of $6,368,000, or 105.73% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the first nine months of 2006, total average interest-bearing liabilities were $441,442,000 compared to $341,487,000 during the first nine months of 2005, an increase of $99,955,000, or 29.27% . During the same period, the average rate paid on interest-bearing liabilities increased from 2.36% to 3.75%, or 139 basis points. Of the increase in interest expense, $2,552,000 was due to variances in the volume of interest-bearing liabilities and $3,816,000 was due to variances in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The average balance of NOW and money market accounts increased from $202,864,000 during the first nine months of 2005 to $288,191,000 during the first nine months of 2006, an increase of $85,327,000, or 42.06%. This increased volume of deposits resulted in an increase in interest expense of $1,848,000 during the first nine months of 2006 compared to the first nine months of 2005, while the 146 basis point increase in interest rates during the same period caused interest expense to increase by $2,774,000. The net result was an increase in interest expense on average NOW and money market accounts of $4,622,000 during the first nine months of 2006, compared to the first nine months of 2005.

Average savings deposits decreased during the first nine months of 2006 to $96,172,000, compared to $105,766,000 during the first nine months of 2005, a decrease of $9,594,000, or 9.07%. Because of this decrease in average savings deposits, interest expense decreased $179,000 during the first nine months of 2006, compared to the first nine months of 2005. Interest rates during this same period increased by 93 basis points, resulting in an increase in interest expense of $677,000 in the first nine months of 2006, compared to the first nine months of 2005. The net result was an increase of $498,000 in interest expense on average savings deposits during the first nine months of 2006 versus the first nine months of 2005.

Average time deposits during the first nine months of 2006 increased to $27,340,000, compared to $23,310,000 during the first nine months of 2005, an increase of $4,030,000, or 17.29% . This increase in average time deposits caused interest expense to increase by $72,000 in the first nine months of 2006 compared to the first nine months of 2005, and the 129 basis point increase in interest rates on average time deposits caused interest expense to increase by $257,000 during this same time period. These two factors resulted in the net increase in interest expense on average time deposits of $329,000 in the first nine months of 2006 compared to the first nine months of 2005.

Average other borrowings, consisting primarily of subordinated notes and FHLB advances, increased during the first nine months of 2006 to $29,739,000 compared to $9,547,000 during the first nine months of 2005, an increase of $20,192,000, or 211.50% . Due to significant demand for new loans, the Company began relying on FHLB advances to fund a portion of the increase in loan volume. The increase in FHLB advances was the primary factor influencing the interest expense increase of $811,000 during the first nine months of 2006, compared to the first nine months of 2005, while a 121 basis point increase in interest rates paid on average other borrowings caused interest expense to increase by $108,000 during this same year-over-year time period. The net result was an increase of $919,000 in interest expense on other borrowings during the first nine months of 2006 compared to the first nine months of 2005.

Net Interest Margin

The annualized net interest margin, net interest income divided by average earning assets, for the third quarter of 2006 was 4.53% compared to 4.48% for the third quarter of 2005, an increase of 5 basis points. For the first nine months of 2006, the annualized net interest margin was 4.68%, compared to 4.53% for the same period in the prior year. This increase was primarily the result of the rising rate environment experienced by the Company during the first half of 2006 where our variable rate assets repriced more quickly than interest-bearing liabilities. The current competitive rate environment could, in Management’s view, exert pressure on net interest margin potentially resulting in a flat to slightly declining margin for the fourth quarter of 2006 and early 2007.

Provision for Loan Losses

We made a $600,000 addition to the allowance for loan losses in the third quarter of 2006 compared to an addition of $300,000 in the third quarter of 2005. Year to date, we have made $1,130,000 in additions to the allowance for loan losses. The provision for loan losses is based upon in-depth analysis, in which Management considers many factors, including the rate of loan growth, changes in the level of past due, nonperforming and classified assets, changing portfolio mix, overall credit loss experience, recommendations of regulatory authorities, and prevailing local and national economic conditions to establish an allowance for loan losses deemed adequate by Management. Based upon information known to Management at the date of this report, Management believes that these additions to the total allowance for loan losses allow the Company to maintain an adequate reserve to absorb losses inherent in the loan portfolio. The total allowance for loan losses was $8,199,000 at September 30, 2006, compared to $7,003,000 at December 31, 2005, an increase of $1,196,000, or 17.08% . The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.62% at September 30, 2006 and 1.72% at December 31, 2005. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” discussion later in this item.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $725,000 in the third quarter of 2006, which was an increase of $45,000, or 6.62%, over $680,000 in the third quarter of 2005. Service charges and fees on deposits decreased $24,000 during the three months ended September 30, 2006 compared to the same period of 2005. Other customer service fees were up $103,000 in the third quarter of 2006 as compared to the third quarter of 2005. Other noninterest income decreased $34,000 during the third quarter of 2006 compared to the third quarter of 2005.

For the first nine months of 2006, noninterest income was $2,234,000, an increase of $187,000, or 9.14%, compared to $2,047,000 in the same period of 2005. Service charges and fees on deposits decreased $91,000 during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in service charges and fees on deposits was the result of customers maintaining higher balances in their accounts thereby offsetting service charges and fees that would be charged against those accounts. Other customer service fees increased $103,000 to $949,000 in the first nine months of 2006 as compared to the same period in 2005. Other noninterest income totaled $694,000 in the nine months ended September 30, 2006, an increase of $175,000, or 33.72%, as compared to the same period of 2005 primarily due to income from FHLB dividends, cash surrender value of life insurance and other miscellaneous fees.

Noninterest Expense

As compared to the third quarter of 2005, noninterest expense increased $517,000, or 15.55%, to a total of $3,841,000 in the third quarter of 2006. For the first nine months of 2006, noninterest expense totaled $11,192,000, an increase of 1,421,000, or 14.54%, compared to the first nine months of 2005. Noninterest expense primarily consists of salary and employee benefits, occupancy and fixed assets expense, promotional expenses, professional expenses, and other miscellaneous noninterest expenses.

Salary and employee benefits increased $464,000, or 23.42%, to $2,445,000 during the third quarter of 2006 as compared to the third quarter of 2005. For the first nine months of 2006, salary and employee benefits were $7,008,000, an increase of $1,297,000, or 22.71%, compared to $5,711,000 in the first nine months of 2005. The increase in salary and employee benefits was due primarily to normal salary increases, and increases in group medical insurance premiums as compared to the prior year. Salary and employee benefits expense also includes additional compensation expense from granting of stock options under SFAS 123R of $40,000 and $104,000 for the three and nine months ended September 30, 2006, respectively.

Occupancy and fixed asset expense increased by $48,000, to $502,000 during the third quarter of 2006 compared to the third quarter of 2005. During the first nine months of 2006, occupancy and fixed asset expense increased $7,000 to $1,461,000.

Promotional expenses for the quarter ended September 30, 2006 were $131,000, an increase of $5,000, or 3.97%, as compared to $126,000 in the same period in the prior year. For the first nine months of 2006, promotional expenses were $433,000, an increase of $5,000, or 1.17%, as compared to $428,000 in the same period of 2005.

Professional expenses were $305,000 for the third quarter of 2006, an increase of $160,000, or 110.34% as compared to $145,000 in the third quarter of 2005. For the nine months ended September 30, 2006, total professional expenses were $885,000, an increase of $160,000, or 22.07%, as compared to $725,000 for the nine months ended September 30, 2005. The increase in professional expense was primarily the result of increases in legal fees as a result of the reorganization of the bank into a bank holding company structure and issuing the trust preferred securities.

Other expenses for the third quarter of 2006 totaled $458,000, which was a decrease of $160,000, or 25.89% compared to $618,000 in the third quarter of 2005. Year-to-date, other noninterest expense decreased $48,000, or 3.30%, to $1,405,000 compared to $1,453,000 in 2005. The decreases in other noninterest expense were primarily due to decreases in bank insurance expense, decreases in stationary and supplies expense, and decreases in miscellaneous loan expense. The efficiency ratio for the three month and nine month periods ended September 30, 2006 were 48.08% and 47.01%, respectively. The efficiency ratio for the three month and nine month periods ended September 30, 2005 were 50.26% and 51.80%, respectively. The decrease in the efficiency ratio indicates that the Company's overall operating efficiency improved in 2006 compared to 2005.

Provision for Income Taxes

We recorded income tax expense of $1,625,000 in the third quarter of 2006 compared to $1,298,000 in the third quarter of 2005. For the first nine months of 2006, income tax expense was $4,777,000 compared to $3,403,000 for the same period in the prior year. The increases in the provision for income tax in the three and nine month periods ended September 30, 2006 were primarily due to increased profitability in the each of the respective periods as compared to the same periods in the prior year. The effective tax rates for the three month and nine month periods ended September 30, 2006 were 45.81% and 41.59%, respectively. Income tax expense for the nine months ended September 30, 2006 includes a refund of 2005 taxes of $243,000. The effective tax rate for the nine month period ended, excluding the refund, was 43.70% . The effective tax rates for the three month and nine month periods ended September 30, 2005 were 43.43% and 41.55%, respectively.

Securities

At September 30, 2006, held-to-maturity securities had a market value of $138,923,000 with an amortized cost basis of $141,881,000. On an amortized cost basis, the held-to-maturity investment portfolio decreased $25,755,000 from the December 31, 2005 balance of $167,636,000, a decrease of 15.36% . The decrease in the portfolio was primarily due to the maturity of U.S. Treasury securities which decreased $14,031,000. The unrealized pretax loss on held-to-maturity securities at September 30, 2006 was $2,958,000, as compared to a loss of $2,677,000 at December 31, 2005. The decrease in the market value of the investment portfolio was caused by the general increase in short-term interest rates. As a general rule, the market price of fixed rate investment securities will decline as interest rates rise. Inasmuch as these investment securities are classified as held-to-maturity, we expect to hold all such securities until they reach their respective maturity dates and, therefore, we do not anticipate recognizing any losses on these securities. During the first quarter of 2006, the Company reclassified all of its investments in municipal securities from held-to-maturity to available-for-sale. At September 30, 2006, available-for-sale securities had a market value of $7,034,000. The unrealized pretax loss on available-for-sale securities at September 30, 2006 was $150,000. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income in shareholders’ equity on an after-tax basis. We classify individual investments as available-for-sale based upon liquidity and capital needs at the time of purchase.

Loans

The ending balance for loans, net of unearned income at September 30, 2006 was $505,546,000, which was an increase of $98,146,000, or 24.09%, from the year-end 2005 balance of $407,400,000. Since year-end 2005, significant changes in our loan portfolio were as follows: real estate loans have increased from $333,121,000 at December 31, 2005 to $423,417,000 at September 30, 2006 (27.11%); and, commercial loans have increased from $55,895,000 at December 31, 2005 to $61,417,000 at September 30, 2006 (9.88%) . Based on currently available economic data and related information, Management believes that loan demand for Kern County and the greater Bakersfield area will remain fairly constant through early 2007.

Credit Risk

We assess and manage credit risk on an ongoing basis through a formal credit review program, internal monitoring and formal lending policies. We believe our ability to identify and assess risk and return characteristics of our loan portfolio is critical for profitability and growth. We emphasize credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, we have designed and implemented a comprehensive loan review and grading system that functions to monitor and assess the credit risk inherent in the loan portfolio.

Ultimately, the credit quality of our loans may be influenced by underlying trends in the national and local economic and business cycles. Our business is mostly concentrated in Kern County, California. Our economy is diversified between agriculture, oil, light industry, and warehousing and distribution. As a result, we lend money to individuals and companies dependent upon these industries.

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $522,115,000 at September 30, 2006. Although we believe this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, a decline in real estate values in our primary market area in particular, or a substantial increase in interest rates could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent upon the successful operation, sale or refinancing of the real estate. We monitor the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in our judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions we consider involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in most instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect our future prospects and results of operations.

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

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)

We generally place loans on nonaccrual status when they become 90 days past due as to principal or interest, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans or portions thereof are charged off when, in our opinion, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans performing in compliance with modified terms and OREO at September 30, 2006 and December 31, 2005:

Nonaccrual, Past Due, Restructured Loans, and Other Real Estate Owned (OREO)

(data in thousands, except percentages)	September 30, 2006	December 31, 2005

Past due 90 days or more and still accruing:
Commercial	$-	$-
Real estate	-	-
Consumer and other	6	-
Nonaccrual:
Commercial	-	-
Real estate	324	727
Consumer and other	-	-
Restructured (in compliance with modified
terms)	-	-

Total nonperforming and restructured loans	330	727
Other real estate owned	659	710

Total nonperforming and restructured assets	$989	$1,437

Allowance for loan losses as a percentage of
nonperforming and restructured loans	2484.55%	963.27%
Nonperforming and restructured loans to total loans	0.07%	0.18%
Allowance for loan losses to nonperforming and
restructured assets	829.02%	487.33%
Nonperforming and restructured assets to total assets	0.14%	0.23%

At September 30, 2006, there were nonperforming and restructured loans which totaled $330,000, compared to $727,000 at December 31, 2005, a decrease of $397,000. The reduction was due to a decrease in nonaccrual loans. During the third quarter of 2006, we continued to closely monitor and actively pursue the collection of all loans classified as nonperforming. At September 30, 2006, nonperforming and restructured loans were 0.07% of total loans, compared to 0.18% at December 31, 2005. The ratio of nonperforming and restructured assets to total assets was 0.14% at September 30, 2006 compared to 0.23% at December 31, 2005.

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

At September 30, 2006 and December 31, 2005, there was no recorded investment in loans that were considered impaired under SFAS No. 114. Other than impaired loans and classified loans (discussed below), we are not aware of any other potential problem loans which were accruing and current at September 30, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. In this report, the terms “impaired” and “classified” will not necessarily be used to describe the same loans. “Impaired” loans are those loans that meet the definition outlined in SFAS No. 114. “Classified” loans generally refer to those loans that have a credit risk rating of 6 through 8, as further discussed in the following section.

Generally it is the Company’s policy that when a loan is nonaccrual, payments are applied against the principal balance of the loan until such time as full collection of the principal balance is expected. The amount of gross interest income that would have been recorded for nonaccrual loans, if all such loans had been current in accordance with their original terms, was $110,000.

Total cash payments received during the nine months ended September 30, 2006, which were applied against the book balance of nonaccrual loans outstanding at September 30, 2006, totaled approximately $436,000.

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

The following table summarizes the Company’s classified loans for the periods indicated:

	September 30, 2006	December 31, 2005

(dollars in thousands)
Classified Loans	$ 3,334	$ 4,676
OREO	659	710

Total	$ 3,993	$ 5,386

At September 30, 2006, there were $3,334,000 in classified loans compared to $4,676,000 in classified loans at December 31, 2005, a decrease of $1,342,000, or 28.70% . The decrease was primarily due to improvements in the credit quality of the borrower and the receipt of payments on these loans. The amount of classified loans includes the portion of certain loans that are guaranteed by the Small Business Administration. These amounts were $0 and $196,000 at September 30, 2006 and December 31, 2005, respectively. Management does not expect to incur a loss on these amounts that are guaranteed by the Small Business Administration.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for other factors that, in our judgment, affect the collectibility of the portfolio as of the evaluation date. At September 30, 2006, the formula allowance was $6,789,000 compared to $3,866,000 at December 31, 2005. The increase in the formula allowance was primarily a result of increases in the balances of loans outstanding.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, specific allowances may also be calculated. Quarterly, all significant classified loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At September 30, 2006, the specific allowance was $1,133,000 on a classified loan base of $3,334,000 compared to a specific allowance of $1,412,000 on a classified loan base of $4,676,000 at December 31, 2005.

At September 30, 2006 and December 31, 2005 there was $277,000 and $1,724,000, respectively, in the allowance for loan losses that was unallocated. In the opinion of Management, and based upon an evaluation of potential losses inherent in the loan portfolio, it is necessary to establish unallocated allowance amounts above the amounts allocated using the formula and specific allowance methods, based upon our evaluation of the following factors:

  The current national and local economic and business conditions, trends and developments, including the condition of various market segments within our lending area;
  Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;
  Changes in the nature, mix, concentrations and volume of the loan portfolio;
  The effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in our current portfolio.

There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the combined allowance for loan losses as determined by us at September 30, 2006 and set forth in the preceding paragraph.

The allowance for loan losses totaled $8,199,000 or 1.62% of total loans at September 30, 2006, compared to $7,003,000 or 1.71% of total loans at December 31, 2005. At these dates, the allowance represented 2,484.55% and 963.27% of nonperforming and restructured loans, respectively.

It is our policy to maintain the allowance for loan losses at a level considered adequate for risks inherent in the loan portfolio. Based on information currently available to Management, including economic factors, overall credit quality, historical delinquency and history of actual charge-offs, as of September 30, 2006, we believe that the allowance for loan losses is adequate. However, no prediction of the ultimate level of additional provisions to our allowance or loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2006	2005	2006	2005

Beginning Balance	$ 7,546,000	$ 5,967,000	$ 7,003,000	$ 5,487,000
Provision charged to expense	600,000	300,000	1,130,000	900,000
Loans charged off	-	(353,000)	(81,000)	(557,000)
Recoveries	53,000	196,000	147,000	280,000

Ending Balance	$ 8,199,000	$ 6,110,000	$ 8,199,000	$ 6,110,000

Ending Loan Portfolio, net of unearned income			$505,546,000	$350,777,000

Allowance for loss as a percentage of ending loan portfolio			1.62%	1.74%

Liquidity

Liquidity management refers to our ability to maintain cash flows that are adequate to fund our operations on an ongoing basis and to meet our debt obligations and other commitments on a timely and cost effective basis. Both assets and liabilities contribute to our liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. We assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2006, were approximately $213,085,000 and $8,246,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

Our sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable loans and investments, and salable SBA loans. At September 30, 2006, consolidated liquid assets totaled $80,155,000 or 11.28% of total assets as compared to $150,422,000 or 23.99% of total consolidated assets at December 31, 2005. In addition to liquid assets, we maintain short-term lines of credit with correspondent banks. At September 30, 2006, we had $15,000,000 available under these credit lines. At September 30, 2006, $0 was outstanding under these credit lines. Additionally, we have borrowing capacity with the Federal Home Loan Bank of San Francisco in the amount of $72,399,000. At September 30, 2006, $64,800,000 was outstanding under this credit line. The Company has a number of effective options available to it should it wish to fund new loans even if the maximum advance from the FHLB is exhausted, or in lieu of FHLB Advances. These include, but are not limited to, brokered deposits, other deposit programs, and public funds as other sources of liquidity. However, some of these options could increase the Company average cost of funds and impact the net interest margin.

We serve primarily a business and professional customer base and, as such, our deposit base is susceptible to economic fluctuations. Accordingly, we strive to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

Our total shareholders’ equity was $45,616,000 at September 30, 2006, compared to $39,290,000 at December 31, 2005, an increase of $6,326,000, or 16.10% . The change is the result of the first three quarters’ earnings, issuance of capital stock due to the exercise of stock options, the increase in other comprehensive income or loss, and the payout of a cash dividend to shareholders in February, 2006.

The Board of Governors of the Federal Reserve System (“Board of Governors”) has adopted regulations requiring insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common stockholders’ equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirement.

The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and Tier 2 supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. Insured institutions are required to maintain a ratio of qualifying total capital to risk weighted assets of 8%, at least one-half (4%) of which must be in the form of Tier 1 capital.

The following table sets forth the Company’s and the Bank’s actual capital positions at September 30, 2006 and the minimum capital requirements for both under the regulatory guidelines discussed above:

	Company	Bank	Well Capitalized
	Actual	Actual	Capital Ratios
	Capital Ratios	Capital Ratios

Total risk-based capital ratio	11.57%	11.53%	10%
Tier 1 capital to risk-weighted assets	9.32%	9.27%	6%
Leverage ratio	8.10%	8.08%	5%

We met the “well capitalized” ratio measures at September 30, 2006.

Subordinated Note

On April 5, 2004, the Bank issued a Six Million Dollar ($6,000,000) Floating Rate Subordinated Note (the “Subordinated Note”) in a private placement. The Subordinated Note, which was issued pursuant to a Purchase Agreement dated April 5, 2004 by and between the Bank and NBC Capital Markets Group, Inc., matures in 2019. The Bank may redeem the Subordinated Note, at par, on or after April 23, 2009, subject to compliance with California and federal banking regulations. The Subordinated Note resets quarterly and bears interest at a rate equal to the three-month LIBOR index plus a margin of 2.70% . The Subordinated Note is a capital security that qualifies as Tier 2 capital pursuant to capital adequacy guidelines.

Trust Preferred Securities

On September 1, 2006, San Joaquin Bancorp and San Joaquin Bancorp Trust #1, a Delaware statutory trust, entered into a Purchase Agreement with TWE, Ltd. for the sale of $10 million of floating rate trust preferred securities issued by the Trust and guaranteed by the Company.

On September 1, 2006, the Trust issued $10 million of trust preferred securities to TWE, Ltd. and $310,000 of common securities to the Company under an Amended and Restated Declaration of Trust, dated as of September 1, 2006. The trust preferred securities are guaranteed by the Company on a subordinated basis pursuant to a Guarantee Agreement, dated as of September 1, 2006.

The trust preferred securities have a floating annual rate, reset quarterly, equal to the three-month LIBOR plus 1.60% . The trust preferred securities are non-redeemable through September 30, 2011. Each of the trust preferred securities represents an undivided interest in the assets of the Trust.

The Company owns all of the Trust's common securities. The Trust's only assets are the junior subordinated notes issued by the Company on substantially the same payment terms as the trust preferred securities. The Company's junior subordinated notes were issued pursuant to an Indenture, dated as of September 1, 2006.

The Federal Reserve Bank of San Francisco has advised the Company that the trust preferred securities are eligible as tier 1 capital.

Off-Balance Sheet Items

We have certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2006 and December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk, except for the interest rate cap contracts and interest rate swap agreements described herein.

Derivatives

The use of derivatives allows the Company to meet the needs of its customers while reducing the interest rate risk associated with certain transactions. Currently, the Company uses interest rate cap contracts, which are cash flow hedges, and interest rate swap agreements, which are fair value hedges, to limit exposure to changes in interest rates. The Board has approved a hedging policy, and the Asset Liability Committee is responsible for ensuring that the Board is knowledgeable about general hedging theory, usage and accounting; and that based upon this understanding, approves all hedging transactions. The derivatives are carried at fair value and are included in other assets or other liabilities in the consolidated balance sheet if they have a positive or negative fair value, respectively.

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

At September 30, 2006, we had interest rate cap contracts on $14,000,000 notional amount of indebtedness. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively. Notional amount of $14,000,000 outstanding contracts will mature on June 2, 2008. The net gain or loss on the ineffective portion of these interest rate cap contracts was not material for the year ended December 31, 2005, or for the three months or nine months ended September 30, 2006.

The interest rate cap contracts are considered to be a hedge against changes in the amount of future cash flows associated with our interest expense for our deposits. Accordingly, the interest rate cap contracts are recorded at fair value in our consolidated balance sheet and the related unrealized gains or losses on these contracts are recorded in shareholders’ equity as a component of other comprehensive income. These deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. Over the next 12 months, the Company expects to amortize $61,000 of the unrealized loss as an adjustment to interest expense. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

Fair Value Hedges

The Company entered into interest rate swap agreements with a third party, to hedge against changes in fair value of certain fixed rate loans. The Company uses this as a means to offer fixed rate loans to customers, while maintaining a variable rate income that better suits the Company's needs. Under an interest rate swap agreement, the Company agrees to pay a fixed rate to the counter party while receiving a floating rate based on the 1-month LIBOR.

As of September 30, 2006, we had interest rate swap agreements on $19,443,000 notional amount of indebtedness. At September 30, 2006, the fair value of the swaps was an unrealized loss of $716,000. The corresponding fair value adjustment is included on the balance sheet with the hedged items. The net gain or loss on the ineffective portion of these interest rate swap agreements was not material for the three months or nine months ended September 30, 2006.

The interest rate swap agreements are considered to be a hedge against changes in the fair value of certain fixed rate loans. The interest rate swap agreements are fair value hedges that qualify as derivative financial instruments under SFAS No. 133 and are accounted for under the short-cut method. These hedges are considered perfectly effective against changes in the fair value of the loan due to changes in the benchmark interest rate over its term. Accordingly, the hedges are recorded at fair value the balance sheet and any changes in fair value of the swap is recognized currently in earnings and the offsetting gain or loss on the hedged assets attributable to the hedged risk is recognized currently in earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The goal for managing our assets and liabilities is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing ourselves to undue interest rate risk. Our Board of Directors has overall responsibility for our interest rate risk management policies. We have an Asset/Liability Management Committee (ALCO), which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. The Company does not engage in trading activities to manage interest rate risk, however, the Board of Directors has approved, and the Company currently uses, derivatives to manage interest rate risk. These derivatives are discussed in Item 2 under the caption "Off-Balance Sheet Items." Interest rate risk is the most significant market risks affecting the Company. Management does not believe the Company faces other significant market risks such as foreign currency exchange risks, commodity risks, or equity price risks.

Asset and Liability Management

Asset Liability Management is the process of selecting and pricing assets and liabilities to improve performance and manage risk. Activities involved in asset/liability management include, but are not limited to, lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net income, net interest income and market value of equity.

The market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued because of the lower yield on the original fixed rate security. If the lower yielding security had to be sold, the Company would have to recognize a loss. Correspondingly, if interest rates decline after a fixed rate security is purchased, its value increases. Therefore, while the value of the fixed rate investment changes regardless of which direction interest rates move, the adverse exposure to “market risk” is primarily due to rising interest rates. This exposure is lessened by managing the amount of fixed rate assets and by keeping maturities relatively short. However, this strategy must be balanced against the need for adequate interest income because variable rate and shorter fixed rate securities generally earn less interest than longer term fixed rate securities.

There is market risk relating to the Company’s fixed rate or term liabilities as well as its assets. For liabilities, the adverse exposure to market risk is to lower rates because The Company must continue to pay the higher rate until the end of the term.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, we are able to estimate the potential impact of changing interest rates on the Company's earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liabilities (i.e., deposits and other borrowings) positions as the beginning base. The forecast balance sheet is processed against multiple interest rate scenarios. The scenarios include a 100, 200, and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200, and 300 basis point falling rate forecast which take place within a one year time frame. The latest simulation forecast using September 30, 2006 balances and measuring against a flat rate environment, calculated that in a one-year horizon an increase in interest rates of 100 basis points may result in a decrease of approximately $266,000 (0.9%) in net interest income. Conversely, a 100 basis point decrease may result in an increase of approximately $621,000 (2.0%) in net interest income. The basic structure of the balance sheet has not changed significantly from the last simulation run.

The simulations of earnings do not incorporate any management actions which might moderate the negative consequences of interest rate deviations. Therefore, in Management’s view, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. Our risk profile has not changed materially from that at year-end 2005.

The Company has adequate capital to absorb any potential losses as described above as a result of a decrease in interest rates. Periods of more than one year are not estimated because it is believed that steps can be taken to mitigate the adverse effects of such interest rate changes.

Repricing Risk

One component, among others, of interest rate risk arises from the fact that when interest rates change, the changes do not occur equally for the rates of interest earned and paid because of differences in contractual terms of the assets and liabilities held. The Company has a large portion of its loan portfolio tied to the prime interest rate. If the prime rate is lowered because of general market conditions, e.g., other money-center banks are lowering their lending rates, these loans will be repriced. If the Company were at the same time to have a large portion of its deposits in long-term fixed rate certificates, net interest income would decrease immediately. Interest earned on loans would decline while interest expense would remain at higher levels for a period of time because of the higher rate still being paid on deposits.

A decrease in net interest income could also occur with rising interest rates. This exposure to “repricing risk” is managed by matching the maturities and repricing opportunities of assets and liabilities. This is done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want longer-term certificates while most borrowers are requesting loans with floating interest rates, the Company will adjust the interest rates on the certificates and loans to try to match up demand. The Company can then partially fill in mismatches by purchasing securities with the appropriate maturity or repricing characteristics.

Basis Risk

Another component of interest rate risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may fall in the same period of a gap report, the interest rate on the asset may rise 100 basis points, while market conditions dictate that the liability increases only 50 basis points. While evenly matched in the gap report, the Company would experience an increase in net interest income. This exposure to “basis risk” is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best insurance that the average interest received and paid will move in tandem, because the wider diversification means that many different rates, each with their own volatility characteristics, will come into play. The Company has made an effort to minimize concentrations in certain types of assets and liabilities.

ITEM 4. CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rule 13a – 14 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. As of September 30, 2006 (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis.

Changes in Internal Controls

The evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any subsidiary is a party or of which any of their property is subject, other than ordinary routine litigation incidental to the business of the Company or any subsidiary. None of the ordinary routine litigation in which the Company or any subsidiary is involved is expected to have a material adverse impact upon the financial position or results of operations of the Company or any subsidiary.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 31, 2006 and prior to the registration of the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, the Company’s sole shareholder (at that time) approved by written consent the adoption and the sponsorship by the Company of the San Joaquin Bancorp 1989 Stock Option Plan and the San Joaquin Bancorp 1999 Stock Incentive Plan.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a)/ 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a)/ 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2006	SAN JOAQUIN BANCORP
(Registrant)

By: /s/ Stephen M. Annis - Stephen M. Annis Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)