Form 10-K
period 2006-12-31
SAN JOAQUIN BANCORP
filed 2007-03-19
CIK 1368883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from __________ to __________

Commission File Number 000-52165

SAN JOAQUIN BANCORP (Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	20-5002515 (I.R.S. Employer Identification No.)

1000 Truxtun Ave, Bakersfield, California	93301
(Address of principal executive offices)	(Zip Code)

(661) 281-0360 (Registrant’s telephone number, including area code) Common Stock (no par value) (Securities registered pursuant to section 12(g) of the Act)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes Noþ

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes Noþ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes þ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer þ	Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐	No þ

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2006, as reported on the OTC Bulletin Board, was approximately $83,572,882. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Common Stock was 3,524,022 as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 23, 2007, are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III to the extent described therein.

SAN JOAQUIN BANCORP
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
INDEX
		PAGE
PART I
ITEM 1.	BUSINESS	2
ITEM 1A.	RISK FACTORS	11
ITEM 1B.	UNRESOLVED STAFF COMMENTS	14
ITEM 2.	PROPERTIES	14
ITEM 3.	LEGAL PROCEEDINGS	15
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	16
ITEM 6.	SELECTED FINANCIAL DATA	19
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATION	20
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	47
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	FINANCIAL DISCLOSURE	84
ITEM 9A.	CONTROLS AND PROCEDURES	84
ITEM 9B.	OTHER INFORMATION	85

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	86
ITEM 11.	EXECUTIVE COMPENSATION	86
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND	86
	RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR	86
	INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	86

PART IV
ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	87

This report contains forward-looking statements about the Company for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control -- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, among others, certain credit, market, operational and liquidity risks associated with our business and operations, changes in business and economic conditions in California and nationally, rising interest rates, potential acts of terrorism (which are beyond our control), volatility of rate sensitive deposits and assets, value of real estate collateral securing many of our loans, accounting estimates and judgments, compliance costs associated with the company’s internal control structure and procedures for financial reporting. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” in Item 1A and elsewhere in our annual report on Form 10-K.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

PART I

ITEM 1. BUSINESS

General

San Joaquin Bancorp (the "Bancorp") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Its legal headquarters and principal administrative offices are located at 1000 Truxtun Avenue, Bakersfield, California. San Joaquin Bancorp provides a full range of banking services through its subsidiary bank, San Joaquin Bank. San Joaquin Bank (the "Bank") is insured by the Federal Deposit Insurance Corporation ("FDIC") and is a member of the Federal Reserve System. The Bank commenced operations as a California state-chartered bank in December 1980 and is the oldest independent community bank headquartered in Bakersfield, Kern County, California. At December 31, 2006, San Joaquin Bancorp and its subsidiaries (together the "Company") had total consolidated assets of $748,930,000, total consolidated deposits of $642,654,000, total consolidated net loans of $527,999,000, and shareholders’ equity of $45,866,000.

The Bank has four Banking offices within Kern County, California. The Main Office is located at 1301 – 17th Street, Bakersfield, California. The Rosedale Branch, located at 3800 Riverlakes Drive, Bakersfield, California, is owned by the Company, as are the Stockdale Branch located at 4600 California Avenue and the Administrative Center located at 1000 Truxtun Avenue, both in Bakersfield, California. The Main Office and the Delano Branch at 1613 Inyo Street, Delano, are both leased facilities.

In 1987, the Bank formed a subsidiary, Kern Island Company (“KIC”), to acquire, develop, sell or operate commercial or residential real property located in the Company’s geographic market area. In 1993, the Bank formed a limited partnership, Farmersville Village Grove Associates (a California limited partnership) (“FVGA”), to acquire and operate low-income housing projects under the auspices of the Rural Economic and Community Development Department (formerly Farmers Home Administration), United States Department of Agriculture (“RECD”). KIC is the 5% general partner and the Bank is the 95% limited partner.

The investment in FVGA is shown on the Company’s consolidated financial statements as “Investment in real estate.” This investment consists of a 48-unit seniors apartment project, located in Farmersville, Tulare County, California. This project is financed by the RECD. The Company acquired the project by a grant deed executed in lieu of foreclosure pursuant to a judgment entered December 3, 1991, in Kern County Superior Court. The deed was executed in settlement of a $400,000 loan owed to the Company. Concurrent with the acquisition, the Company assumed an $880,000 loan payable to the RECD. The project is operated by FVGA. The FVGA apartment project generates a positive cash flow; therefore, additional investment in the project by the Company is not required. Because of the subsidized rent program sponsored by RECD under which this apartment project is operated, the owner of the project received a federal tax credit in the amount of $600,000, which was amortized over a period of 10 years. Both KIC and FVGA exist solely to own and operate the Farmersville apartment project. Management does not anticipate that the Company will be required to infuse any additional cash into the operations of KIC and FVGA, and has determined that such operations have a negligible impact on the company.

Through its network of banking offices, the Company emphasizes professional, personal banking service directed primarily to small and medium-sized businesses and professionals. Although the Company’s primary focus is toward the small and medium-sized business and professional market, the Company also provides a full range of banking services that are available to individuals, public entities, and non-profit organizations.

The Company offers a wide range of deposit accounts. These include personal and business checking and savings accounts, interest-bearing negotiable order of withdrawal (“Super NOW”) accounts, money market accounts, time deposits and individual retirement accounts.

The Company provides a full array of lending services, including commercial, consumer installment, and real estate loans. Commercial loans are loans to local community businesses and may be unsecured or secured by assets of the business and/or its principals. Consumer installment loans include loans for automobiles, home improvements, debt consolidation and other personal needs. Real estate loans include short-term commercial loans secured by real estate and construction loans.

The Company originates loans that are guaranteed under the Small Business Investment Act. Although the Company currently retains SBA loans in its portfolio, it has sold SBA loans in the secondary market in the past.

The Company also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include Automated Clearing House ("ACH") origination services, Internet banking for businesses and individual customers, safe deposit, MasterCard and Visa merchant deposit services, messenger pick-up service, cash management sweep accounts, MasterCard MasterMoney™ ATM/Check cards, and Visa and MasterCard credit cards.

At December 31, 2006, the Company employed 145 persons of whom 22 were officers, 85 were full-time employees and 38 were part-time employees. The Company believes that its employee relations are satisfactory.

The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as beneficial ownership reports on Forms 3, 4 and 5. Such documents are also available through the Securities and Exchange Commission (the “SEC”) website at http://www.sec.gov. After opening this page, click ‘Search for Company Filings’, then click ‘Companies & Other Filers’ and enter the name ‘San Joaquin Bancorp’ in the Company Name box and, lastly, click the box labeled ‘Find Companies’. Requests for the Form 10-K annual report, beneficial ownership reports, as well as the Company’s director, officer and employee Code of Conduct and Ethics, can also be submitted to:

San Joaquin Bancorp Corporate Secretary 1000 Truxtun Avenue Bakersfield, CA 93301 Competition

The banking and financial services industry in California generally, and in the Company's market area specifically, is highly competitive. The increasingly competitive environment is primarily the result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than San Joaquin Bancorp.

Economic Conditions, Government Policies, Legislation, and Regulation

The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Company on its interest-earning assets, such as loans extended to its customers and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of San Joaquin Bancorp, such as inflation, recession and unemployment. The impact that future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

The business of the Company is also influenced by the fiscal, monetary, and regulatory policies of the federal government, particularly those promulgated and implemented by the Federal Reserve. The Federal Reserve implements national monetary policies through the actions of the Federal Open Market Committee (“FOMC”). The objectives of the FOMC include curbing inflation and combating recession through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds rate applicable to funds purchased and sold between financial institutions on an overnight basis, and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of Company loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company.

Supervision and Regulation

Banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund; not for the benefit of stockholders of the Bank or Bancorp. The following is a summary of certain statutes and regulations affecting the Bancorp and the Bank. It is not intended to be an exhaustive description of the statutes and regulations applicable to the Bancorp’s or the Bank’s business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Moreover, major new legislation and other regulatory changes affecting the Bancorp, the Bank, banking, and the financial services industry in general have occurred in the last several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

Certain Restrictions on Activities and Operations of the Bancorp

San Joaquin Bancorp is registered as a bank holding company (a “BHC”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and as such is subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”). The Bancorp and nonbanking subsidiaries are subject to the supervision, examination, and reporting requirements of the BHCA and the regulations of the FRB. The Bancorp is also a BHC within the meaning of Section 3700 of the California Financial Code. As such, the Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (the “DFI”).

The FRB has the authority to issue orders to BHCs to cease and desist from unsafe or unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA orders or regulations thereunder, to order termination of nonbanking activities of BHCs, and to order termination of ownership and control of a nonbanking subsidiary by a BHC.

Limitations on BHC Activities

The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior approval of the FRB. In general, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorizes BHCs to acquire banks located in any state, subject to certain state-imposed age and deposit concentration limits, and also authorizes interstate mergers and to a lesser extent, interstate branching.

The Gramm-Leach-Bliley Act (“GLBA”) established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by expanding the BHCA framework to permit BHCs that elect to be treated as “financial holding companies” (“FHCs”) to engage in a range of financial activities broader than would be permissible for traditional BHCs, such as the Bancorp, that have not elected to be treated as FHCs. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the GLBA permits a BHC that qualifies and elects to be treated as a FHC to engage in a significantly broader range of financial activities than BHCs that have not elected FHC status. The Bancorp does not currently intend to elect to become a FHC.

Unless a BHC becomes a FHC under the GLBA, the BHCA prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a BHC. In addition, it prohibits engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, it may engage in and may own shares of companies engaged in certain activities the FRB determines to be so closely related to banking or managing and controlling banks so as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public. This determination incorporates greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsafe or unsound banking practices.

In order to elect to become a FHC and thus engage in a broader range of financial activities, a BHC must meet certain tests and file an election form with the FRB. To qualify, all of a BHCs subsidiary banks must be well capitalized (as discussed below under "Capital Requirements and Prompt Corrective Action") and well managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHCs banks must have been rated “satisfactory” or better in its most recent federal Community Reinvestment Act (“CRA”) evaluation.

A BHC that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions.

Capital Requirements

The FRB has risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

The FRB takes into consideration concentrations of credit risk and risks from nontraditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation is made as a part of the institution’s regular safety and soundness examination. The federal banking agencies also consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off balance sheet position) in evaluation of a bank’s capital adequacy.

The FRB may increase such minimum requirements for all banks and bank holding companies or for specified banks or bank holding companies. Increases in the minimum required ratios could adversely affect the Bank and Bancorp, including their ability to pay dividends. U.S. bank regulatory authorities have proposed changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which the Bancorp and the Bank are subject. These changes are discussed in “Recent Regulatory Developments,” below.

Limitations on Acquisitions of Common Stock

The federal Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a BHC unless the FRB has been given at least 60 days to review and does not object to the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a BHC, such as the Bancorp, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a BHC. California law also imposes certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies.

In addition, any company would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more, or otherwise obtaining control or a controlling influence over a BHC.

Cash Dividends

FRB policy provides that a bank or a BHC generally should not maintain its existing rate of cash dividends on common stock unless the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. FRB policy further provides that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength.

Section 500 of the California General Corporations Law restricts the ability of a California corporation to declare and pay dividends. As a California corporation, the Bancorp is restricted in its ability to declare and pay dividends. The Bancorp may make a distribution to its shareholders if one of the following standards is met: (i) the retained earnings of the corporation immediately prior to the distribution equals or exceeds the amount of the proposed distribution; or (ii) immediately after giving effect to the dividend, the assets of the corporation is at least equal to 1¼ times its liabilities and the current assets of the corporation is at least equal to its current liabilities, but if the average pre-tax net earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must at least equal 1¼ times its current liabilities.

Support of Subsidiary Institutions

Under FRB policy, the Bancorp is expected to act as a source of financial and managerial strength for, and commit its resources to, supporting the Bank during periods of financial stress or adversity. This support may be required at times when the Bancorp may not be inclined to provide it. In addition, any capital loans by a BHC to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of the bankruptcy of a BHC, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Restrictions on Activities of the Bank

The Bank is a California-chartered bank and a member of the Federal Reserve System. The Bank is subject to primary supervision, periodic examination and regulation by the DFI and the FRB. If, as a result of an examination of the Bank, the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FRB. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California-chartered bank would result in a revocation of the Bank’s charter. The DFI has many of the same remedial powers.

The GLB Act changed the powers of national banks and their subsidiaries, which affects the powers of state-chartered banks that are members of the Federal Reserve System, such as the Bank. The GLB Act permits a national bank to underwrite, deal in, and purchase state and local revenue bonds. It also allows a subsidiary of a national bank to engage in financial activities that the bank can not, except for general insurance underwriting and real estate development and investment. In order for a subsidiary to engage in new financial activities, the national bank and its depository institution affiliates must be well-capitalized; have at least “satisfactory” general, managerial, and CRA examination ratings; and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks. For state banks, such as the Bank, that are members of the Federal Reserve System, prior approval of the FRB is required before they can create a subsidiary to capitalize on the additional financial activities empowered by the GLB Act.

FDIC Insurance Premiums

The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Deposit Insurance Fund-member institutions. In 2006, the Federal Deposit Insurance Reform Act of 2005 was signed into law (“FDIRA”). Pursuant to the FDIRA, the Bank Insurance Fund and Savings Association Insurance Fund were merged to create the Deposit Insurance Fund. On January 1, 2007, final rules under the FDIRA became effective which set a base assessment schedule for 2007 for Deposit Insurance Fund premiums. The final rules provide that the FDIC will apply assessment credits to offset 100% of a bank’s entire premium charge in 2007 and up to 90% of a bank’s premium charge in 2008, 2009 and 2010 until the credit is exhausted. The Bank expects its assessment credits to be exhausted in 2007.

Capital Requirements and Prompt Corrective Action

As discussed above, the FRB has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are members of the Federal Reserve System. Moreover, the FRB has promulgated regulations to implement the system of prompt corrective action established by the FDIA. Under the regulations, a bank is given one of the following ratings based upon its regulatory capital: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Immediately upon becoming undercapitalized, an institution becomes subject to prompt corrective action provisions of the FDIA, including for example, (i) restricting payment of capital distributions and management fees, (ii) requiring that the FRB monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution’s assets and (v) requiring prior approval of certain expansion proposals.

In addition, an institution generally must file a written capital restoration plan which meets specified requirements with the appropriate Federal Reserve Bank within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. See Note 19 to the consolidated financial statements for further information.

The FRB may increase such minimum requirements for all banks or for specified banks. Increases in the minimum required ratios could adversely affect the Bank, including its ability to pay dividends.

As of December 31, 2006, the Bank was well capitalized for the above purposes. The FDIC may revise capital requirements applicable to banking organizations beyond current levels. U.S. bank regulatory authorities have proposed changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which the Bancorp and the Bank are subject. These changes are discussed in “Recent Regulatory Developments,” below.

Brokered Deposits

Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit depending on the institution’s capital category. These restrictions have not had a material impact on the operations of the Bank because the Bank historically has not relied upon brokered deposits as a source of funding.

Transactions with Affiliates

Under Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder, there are various legal restrictions on the extent to which a BHC, such as the Bancorp, and its nonbank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with its FDIC insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its nondepository institution affiliates are limited to the following amounts:

  In the case of one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed ten percent (10%) of the capital stock and surplus of the insured depository institution; and
  In the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed twenty percent (20%) of the capital stock and surplus of the insured depository institution.

“Covered transactions” are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a BHC and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Community Investment and Consumer Protection Laws

In connection with its retail banking activities, the Bank is subject to a variety of federal laws designed to protect depositors and borrowers and to promote lending to various sectors of the economy and population. Included among these are:

  the CRA;
  the Electronic Funds Transfer Act;
  the Equal Credit Opportunity Act;
  the Expedited Funds Availability Act;
  the Fair Credit Reporting Act;
  the Fair Debt Collection Practices Act;
  the Home Mortgage Disclosure Act;
  the Home Ownership and Equity Protection Act;
  the Real Estate Settlement Procedures Act;
  the Truth in Savings Act; and
  the Truth in Lending Act.

The Bank is subject to rules and regulations implementing such laws which were promulgated by, among other regulators, the FRB, the FDIC, the U.S. Department of Housing and Urban Development and the Federal Trade Commission.

The CRA requires the FRB to evaluate the Bank’s performance in helping to meet the credit needs of their entire communities, including low-and-moderate-income neighborhoods, consistent with their safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the purposes of the CRA.

Recent amendments to CRA regulations by the FRB have created a new classification of “intermediate small bank,” which includes banks that have $250 million or more but less than $1 billion in assets. San Joaquin Bank currently qualifies as an “intermediate small bank” for CRA purposes. The CRA performance of intermediate small banks is measured using a lending test and a community development test. An intermediate small bank may elect to be treated as a large bank for CRA purposes, if it maintains the necessary data.

The FRB’s CRA regulations for large banks are based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. As of the date of its most recent CRA evaluation in September of 2005, the Bank was rated in the highest category for CRA compliance, “outstanding.”

Customer Information Security

The FRB and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires the Bank to explain to consumers its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, the Bank is prohibited from disclosing such information except as provided in its policies and procedures.

The USA PATRIOT Act

The USA PATRIOT Act of 2001 (the “PATRIOT Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, requires financial institutions to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance; suspicious activities and currency transaction reporting; and due diligence on customers.

Government Policies and Legislation

The policies of regulatory authorities, including the FRB, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government. Such policies have had, and will continue to have, a significant effect on the operating results of financial institutions.

The United States Congress has periodically considered and adopted legislation that has resulted in further deregulation of both banks and other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Bank or Bancorp. In addition to the relaxation or elimination of geographic restrictions on banks and bank holding companies, a number of regulatory and legislative initiatives have the potential for eliminating many of the product line barriers presently separating the services offered by commercial banks from those offered by non-banking institutions.

Recent Regulatory Developments

The Basel Committee on Banking Supervision’s “Basel II” regulatory capital guidelines, published in June 2004 and amended in November 2005, are designed to promote improved risk measurement and management processes and better align minimum capital requirements with risk. The Basel II guidelines would, however, be mandatory only for “core banks,” i.e., banks with consolidated total assets of $250 billion or more. They would, therefore, not foreseeably be applicable to the Bank, which continues to operate under U.S. risk-based capital guidelines consistent with “Basel I” guidelines published in 1988.

U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision the (“Basel Committee”), continue to consider changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which the Bancorp and the Bank are subject. In 2005, the federal banking agencies issued an advance notice of proposed rulemaking (“ANPR”) concerning potential changes in the risk-based capital rules (“Basel 1-A”) that are designed to apply to, and potentially reduce the risk capital requirements of BHCs, such as the Bancorp, that are not among the 20 or so largest U.S. BHCs. In December 2006, the federal bank regulators, including the FRB, issued a revised Interagency Notice of Proposed Rulemaking concerning Basel 1-A (the “NPR”), which would allow banks and BHCs that are not among the 20 or so largest U.S. BHCs to either adopt Basel 1-A or remain subject to the existing risk-based capital rules. The NPR would also, among other changes, amend the ANPR to add new risk weights, expand the use of external credit ratings for certain exposures and expand the range of eligible collateral and guarantors used to mitigate credit risk. The effective date, if adopted, of the Basel 1-A rules remains uncertain. Accordingly, the Bancorp is not yet able to determine the effect of such rules on its risk capital requirements.

On December 12, 2006, the federal banking agencies jointly issued final guidance for banks and thrifts with high and increasing concentrations of commercial real estate (“CRE”), construction, and development loans. These guidelines generally require banks with concentrations in commercial real estate loans to adopt sound risk management programs and may, in certain cases, require banks to retain additional capital commensurate with the risk presented by their respective loan portfolios. The Bank believes that it has adopted a sound risk management program that is commensurate with its commercial real estate lending activities.

Sarbanes-Oxley Act

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). The stated goals of Sarbanes-Oxley are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

Sarbanes-Oxley generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports under the Exchange Act. Sarbanes-Oxley includes very specific additional disclosure requirements and new corporate governance rules. These new requirements prompted the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandated further studies of certain issues. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Bancorp’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) requirements that management assess the effectiveness of internal control over financial reporting and the Bancorp’s independent registered public accounting firm attest to the assessment; and (xii) a range of enhanced penalties for fraud and other violations.

The Bancorp has implemented procedures to comply with the various requirements provided in Sarbanes-Oxley and the rules promulgated by the SEC thereunder.

ITEM 1A. RISK FACTORS

There are risk factors that may affect the Company’s business and impact the results of operations, some of which are beyond the control of the Company.

The Company may face risks and uncertainties in addition to those described below. Management’s Discussion & Analysis of Financial Condition and Results of Operations, at Item 7 in this Report, sets forth other risks and uncertainties regarding our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial, but later become material, may also impair the Company’s financial condition or results of operations.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially affected. This may cause the value of the Company’s securities to decline significantly, and investors could lose all or part of their investment in the Company’s common stock.

Interest Rate Risks

Any change in interest rates may significantly adversely affect our earnings

Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the rates received on loans and securities and the rates paid on deposits and other borrowings. The relationship between the rates received on earning assets and the rates paid on interest-bearing liabilities is known as interest rate spread. In general, the wider the spread, the more San Joaquin Bancorp earns. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our earnings could be adversely affected. Our earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Credit Risks

A degradation our loan portfolio quality or an increase in loan losses may significantly adversely affect our earnings

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of credit risks, loan loss experience, current loan portfolio quality, present economic and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Any increases in the allowance for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

Geographic and Economic Risks

The Company's operations are geographically concentrated and a change in economic conditions may significantly adversely affect our earnings

Our operations are concentrated in Kern County, California. As a result of this geographic concentration, the local economic conditions have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, drought and other adverse weather conditions, changes in securities markets or other factors could impact local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

A large portion of our assets consist of loans secured by real estate in California. Conditions in the California real estate market historically have influenced the level of non-performing assets. A real estate recession in the San Joaquin Valley in California and/or Kern County could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including earthquakes, fires and flooding. The occurrence of one or more of such catastrophes could impair the value of the collateral for our real estate secured loans and adversely affect us. In recent years, real estate prices in our market area have risen significantly. If real estate prices were to fall in our market area, the security for many of our real estate secured loans could be reduced and we could incur significant losses if borrowers of real estate secured loans default, and the value of our collateral is insufficient to cover our losses.

Competitive Risks

The Company faces strong competition which may significantly adversely affect our earnings

The banking and financial services business in our market area is highly competitive. Such competitors primarily include national, regional, and community banks within the markets in which we operate. We also face competition from savings and loans, credit unions and other financial services companies. Our ability to compete successfully depends on a number of factors, including, among other things: Personalized service, relationships between our customers and key managers, rates we offer on our deposit and loan products and product differentiation. Failure to perform in any of these areas could significantly weaken the Company’s competitive position and in turn, adversely affect our financial condition.

Regulatory Risks

Adverse effects of laws and regulations may significantly adversely affect our operations or earnings

As a one-bank holding company, a substantial portion of the Company’s cash flow typically comes from dividends paid by its bank subsidiary. Various statutory provisions restrict the amount of dividends the Company’s subsidiaries can pay to the Company without regulatory approval. In addition, if any of the Company’s subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before the Company, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

The Company is subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of the Bank’s customers and not for the benefit of investors. In the past, the Bank’s business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting the Company and the Company’s subsidiaries, may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, the Company’s business may be adversely affected by any future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, including legislative and regulatory reactions to the terrorist attack on September 11, 2001 and future acts of terrorism, and major U.S. corporate bankruptcies and reports of accounting irregularities at U.S. public companies.

Additionally, the Bank’s business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States of America. Under long- standing policy of the FRB, a BHC is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, the Company may be required to commit financial and other resources to its subsidiary bank in circumstances where the Company might not otherwise do so. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on the Company’s business, results of operations and financial condition.

Internal Control Risks

The Company’s controls and procedures may fail or be circumvented which may significantly adversely affect our operations or earnings.

Management regularly evaluates and maintains the Company’s internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s financial condition and results of operations.

Systems Risks

The Company’s information systems may experience an interruption or breach in security.

We rely heavily on technology and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our systems, there can be no assurance that any such failures, interruptions or security breaches will not occur. The occurrence of any failures, interruptions or security breaches could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Shareholder Risks

Your ability to sell your shares of common stock at the times and in the amounts you desire may be limited.

Although our common stock is listed for trading on the Over-the-Counter Bulletin Board, the trading volume in our common stock is thin and average daily volumes are much lower than those of other larger financial services companies. We are not listed on the Nasdaq or any other securities exchange. While there are several investment securities brokers/dealers who make a market in our common stock, there is no active trading market for our common stock and thus you may not be able to sell the shares of common stock that you own at the times and in the amounts you would otherwise like to.

Our directors and executive officers beneficially own a significant portion of our outstanding common stock.

Our directors and executive officers beneficially own a significant portion of our outstanding common stock. As a result, such shareholders would most likely control the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or sale of all or substantially all of our assets. We can provide no assurance that the investment objectives of such shareholders will be the same as our other shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following properties are owned by the Company and are unencumbered. In the opinion of Management, all such properties are adequately covered by insurance.

	Use of	Square Feet of	Land and
Name and Location	Facilities	Interior Space	Building Costs	Date of Acquisition

Administration	Principle	10,000	$879,000	06/01/1996
1000 Truxtun Ave.	Executive Offices
Bakersfield, CA 93301

Rosedale	Branch Office	12,600	$3,562,000	02/01/2002 (land)
3800 Riverlakes Dr.				08/01/2004 (building)
Bakersfield, CA 93312

Stockdale	Branch Office	5,914	$3,317,000	2/27/2004
4600 California Ave.
Bakersfield, CA 93309

The following facilities are leased by the Company as of December 31, 2006. In the opinion of Management, all such properties are adequately covered by insurance.

	Use of	Square Feet of	Land and	Lease
Name and Location	Facilities	Interior Space	Building Costs	Expiration Date

Main Office	Branch Office	6,311	$ 6,829.74 per month(1)	2/28/2016
1301-17th St.
Bakersfield, CA 93301

Delano Office	Branch Office	1,690	$2,112.50 per month	9/30/2008(2)
1613 Inyo St.
Delano, CA

1.	This rent amount is subject to a periodic cost of living adjustment based upon the producer price index as published by the U.S. Bureau of Labor Statistics. The next adjustment is due on February 1, 2013.

2.	The Company may terminate the lease prior to the lease expiration date upon 60 days notice and payment of two months rent upon such cancellation date.

Future Plans For Expansion

On December 21, 2006, the Company entered into an agreement with a third party to purchase land located at the northeast corner of Panama Lane and Stine Road, in the City of Bakersfield, County of Kern, State of California, that is approximately 57,000 square feet in size. The actual size of the Land shall be determined prior to the Close of Escrow by a survey (the “Survey”) prepared by a licensed engineer retained by Seller at its own expense. The purchase price of the property is thirty dollars ($30.00) per square foot of the land, as determined by the Survey (an estimated One Million Seven Hundred Ten Thousand Dollars ($1,710,000)). The Company plans to build and open a branch on the property. Completion of the project is expected in 2008.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which their property is subject, other than routine, ordinary, litigation incidental to the business of the Company. None of the ordinary routine litigation in which the Company is involved is expected to have material adverse impact upon the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The capital stock of San Joaquin Bancorp is currently traded on the OTC Bulletin Board under the symbol “SJQU.” The Company has not filed an application for listing of its Common Stock on any national stock exchange or market, nor does the Company’s Management have a current intention to file such an application.

The following table summarizes the high and low bid information for the Company’s common stock for each full quarterly period within the two most recent fiscal years as quoted on the OTC Bulletin Board. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2006
Fourth Quarter	$ 43.00	$ 37.10
Third Quarter	$ 41.00	$ 34.50
Second Quarter	$ 38.00	$ 34.50
First Quarter	$ 37.00	$ 33.50

Year Ended December 31, 2005
Fourth Quarter	$ 35.00	$ 30.80
Third Quarter	$ 31.65	$ 26.55
Second Quarter	$ 28.90	$ 26.25
First Quarter	$ 29.00	$ 26.10

As of February 28, 2007, there were 1,070 holders of record of the Company’s common stock (including holders who may be nominees for an undetermined number of beneficial owners). This figure may not include some beneficial owners who hold shares in nominee name.

San Joaquin Bancorp has paid a cash dividend in each of the last eight years. The following sets forth the cash dividend history of the Company for the past three years:

  A $0.22 per share cash dividend was declared for shareholders of record as of February 25, 2005.
  A $0.24 per share cash dividend was declared for shareholders of record as of February 27, 2006.
  A $0.27 per share cash dividend was declared for shareholders of record as of February 28, 2007.

The Company expects that comparable cash dividends will be paid in future years.

Under California law, the Company may declare a cash dividend out of the Company’s net profits up to the lesser of the Company’s retained earnings or the Company’s net income for the last three (3) fiscal years (less any distributions made to shareholders during such period), or, with the prior written approval of the Commissioner, in an amount not exceeding the greatest of (i) the retained earnings of the Company; (ii) the net income of the Company for its last fiscal year; or (iii) the net income of the Company for its current fiscal year. The payment of any cash dividends by the Company will depend not only upon the Company’s earnings during a specified period, but also on the Company meeting certain regulatory capital requirements. See “Item 1 – Restrictions on Dividends and Other Distributions” herein.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 about the Company’s common stock that may be issued upon the exercise of options under the Company’s 1989 Stock Option Plan or 1999 Stock Incentive Plan that were approved by our shareholders or that may be issued upon the exercise of options granted outside of these equity compensation plans.

Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities to be	Weighted-average Exercise	Equity Compensation Plans
	Issued upon Exercise of	Price of Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants and	Reflected in Column (a))
Plan Category	Warrants and Rights (#)(a)	Rights ($)(b)	(#)(c)

Equity compensation plans
Approved by shareholders	439,165 (1)	$17.63	226,485 (2)
Equity compensation plans not
Approved by shareholders	-	-	-

Total	439,165	$17.63	226,485

1)	Represents options granted under the 1989 Stock Option Plan to purchase 83,150 shares of the Company’s common stock and options granted under the 1999 Stock Incentive Plan to purchase 356,015 shares of the Company’s common stock.

2)	Represents 226,485 shares reserved for issuance under the 1999 Stock Incentive Plan.

Stock Performance

The following graph compares San Joaquin Bancorp's cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and the NASDAQ Bank index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2001 to December 31, 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among San Joaquin Bancorp, The Russell 2000 Index And The NASDAQ Bank Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06

San Joaquin Bancorp	100.00	122.34	183.46	275.27	335.33	380.37
Russell 2000 Index	100.00	79.52	117.09	138.55	144.86	171.47
NASDAQ Bank Index	100.00	59.14	89.11	103.85	130.57	166.05

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during fiscal year 2006.

Unregistered Sales of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information, including share and per share information. The selected financial and other data as of and for the five years ended December 31, 2006 is derived in part from the audited Financial Statements of the Company presented elsewhere in this annual report on Form 10-K. The selected historical financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the historical financial statements of the Company, including the related notes included elsewhere herein.

			At December 31,
(data in thousands, except per share data)	2006	2005	2004	2003	2002

Total Assets	$ 748,930	$ 627,098	$ 496,746	$ 415,501	$ 337,388
Cash & Due from banks	31,869	24,355	24,082	20,980	19,608
Federal Funds Sold	4,250	1,700	-	31,000	9,300
Securities available-for-sale	7,072	2,428	2,494	-	-
Securities held-to-maturity	140,822	167,636	122,912	80,563	56,959
Total Loans, gross	537,761	408,950	326,879	268,620	237,507
Allowance for loan losses	8,409	7,003	5,487	4,819	4,276
Deferred loan fees	1,353	1,550	1,023	845	529
Investment in real estate	643	710	686	745	805
Total deposits	642,654	575,533	442,976	376,261	304,410
Federal funds purchased and securities sold
under agreements to repurchase	-	-	8,663	6,380	4,919
FHLB Advances	32,200	-	-	-	-
Long-term debt and other borrowings	17,098	6,797	6,805	813	820
Total shareholders' equity	45,866	39,192	33,110	28,209	24,420

Selected Statement of Operations Data:	2006	2005	2004	2003	2002

Interest income	$ 46,528	32,269	22,055	18,112	17,592
Interest expense	17,828	9,046	3,615	2,983	4,091
Net interest income before
provision for loan losses	28,700	23,223	18,440	15,129	13,501
Provision for loan losses	1,730	1,200	1,200	1,470	1,670
Net interest income after
provision for loan losses	26,970	22,023	17,240	13,659	11,831
Noninterest income	3,075	2,711	3,070	2,927	2,866
Noninterest expense	15,205	13,368	11,427	10,261	8,737
Income before taxes	14,840	11,366	8,883	6,325	5,960
Income tax expense	6,366	4,742	3,475	2,138	2,365
Net income	8,474	$ 6,624	$ 5,408	$ 4,187	$ 3,595

Share Data:	2006	2005	2004	2003	2002

Net income per share (basic)	$ 2.44	$ 1.94	$ 1.60	$ 1.25	$ 1.10
Net income per share (diluted)	$ 2.29	$ 1.81	$ 1.50	$ 1.18	$ 1.06
Book Value per share (1)	$ 13.16	$ 11.41	$ 9.75	$ 8.42	$ 7.41
Cash dividend per share	$ 0.24	$ 0.22	$ 0.20	$ 0.20	$ 0.18
Weighted average common shares outstanding	3,475,801	3,421,380	3,387,864	3,339,850	3,280,283
Period end shares outstanding	3,486,222	3,435,896	3,396,134	3,352,151	3,294,291

1) Shareholders' equity divided by shares outstanding

			At December 31,

Key Operating Ratios:	2006	2005	2004	2003	2002

Performance ratios:
Return on Average Equity (1)	19.48%	18.43%	17.69%	15.92%	15.62%
Return on Average Assets (2)	1.26%	1.18%	1.17%	1.11%	1.12%
Net interest spread (3)	3.47%	3.70%	4.06%	4.09%	4.16%
Net interest margin (4)	4.60%	4.51%	4.43%	4.41%	4.62%
Efficiency ratio (5)	47.85%	51.55%	53.12%	56.83%	53.38%
Net loans (6) to total deposits	82.16%	69.57%	72.32%	69.89%	76.40%
Dividend payout ratio (7)	9.84%	11.34%	12.50%	16.00%	16.67%
Average shareholders' equity to
average total assets	6.45%	6.41%	6.64%	6.98%	7.21%

Asset Quality Ratios:
Nonperforming and restructured loans
to total loans (8)	0.03%	0.18%	0.63%	0.65%	1.84%
Nonperforming and restructured assets
to total loans and OREO (9)	0.15%	0.35%	0.84%	0.93%	2.18%
Net charge-offs to average total loans	0.07%	0.17%	0.17%	0.22%	0.22%
Allowance for loan losses to total loans	1.57%	1.72%	1.68%	1.79%	1.80%
Allowance for loan losses to
nonperforming and restructured loans	5496.08%	963.27%	267.53%	276.48%	97.74%

Capital Ratios:
Tier 1 capital to adjusted total assets	8.24%	6.44%	6.66%	6.89%	7.28%
Tier 1 capital to total risk weighted assets	9.16%	8.03%	8.68%	8.81%	8.91%
Total capital to total risk weighted assets	11.37%	10.51%	11.50%	10.06%	10.14%

1)	Net income divided by average shareholders' equity.

2)	Net income divided by average assets.

3)	Dollar weighted average interest income yield less dollar weighted average interest expense rate.

4)	Net interest income divided by average interest-earning assets.

5)	Noninterest expense as a percentage of the sum of net interest income before provision for loan losses and noninterest income excluding securities gains and losses.

6)	Total gross loans less the allowance for loan losses, deferred fees and related costs.

7)	Dividends declared per share as a percentage of net income per share.

8)	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more.

9)	Nonperforming assets consist of nonperforming and restructured loans and other real estate owned (OREO).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes thereto appearing elsewhere in this report.

This report contains forward-looking statements about the Company for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control -- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, among others, certain credit, market, operational and liquidity risks associated with our business and operations, changes in business and economic conditions in California and nationally, rising interest rates, potential acts of terrorism (which are beyond our control), volatility of rate sensitive deposits and assets, value of real estate collateral securing many of our loans, accounting estimates and judgments, compliance costs associated with the company’s internal control structure and procedures for financial reporting. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” in Item 1A and elsewhere in our annual report on Form 10-K.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information and disclosures contained within those statements are significantly impacted by Management’s estimates, assumptions, and judgments. These estimates, assumptions, and judgments are based upon historical experience and various other factors available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. In addition, GAAP itself may change from one previously acceptable method to another method.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Reorganization

On May 9, 2006, San Joaquin Bancorp, San Joaquin Bank, and San Joaquin Reorganization Corp. (the "Reorganization Corp."), a California corporation and wholly- owned subsidiary of the Bancorp, entered into an Agreement and Plan of Reorganization and Agreement of Merger (together, the "Agreements") pursuant to which the Reorganization Corp. would be merged with and into the Bank, with the Bank being the surviving corporation (the "Reorganization"). Upon consummation of the Reorganization, the Bank would become a wholly-owned subsidiary of the Bancorp and the shareholders of the Bank would receive one share of Bancorp common stock in exchange for each share of Bank common stock held by such shareholder.

At the Bank’s Annual Meeting of Shareholders on June 20, 2006, the Reorganization was approved by the affirmative vote of a majority of the outstanding shares of the Bank’s common stock. In addition, the Bank and Bancorp received all required approvals to the consummation of the Reorganization from all applicable regulatory authorities.

The Agreements were filed with the Secretary of State of the State of California and the Reorganization became effective as of the close of business on July 31, 2006. As a result of the Reorganization, the Bank became a wholly-owned subsidiary of the Bancorp and the one-for-one share exchange described above was completed. In addition, upon consummation of the Reorganization, the Bancorp assumed all outstanding stock options of the Bank exercisable into shares of Bank common stock. Such stock options continue be subject to the same terms and conditions of such stock options immediately prior to the consummation of the Reorganization, except that such options are now exercisable for Bancorp common stock.

Prior to the Reorganization, the Bank's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Bank was subject to the information requirements of the Exchange Act and filed annual and quarterly reports, proxy statements and other information with the FDIC. As a result of the Reorganization, the Bancorp became the successor to the Bank as provided in Rule 12g-3(a) under the Exchange Act and the Bancorp's common stock became registered under Section 12(g) of the Exchange Act.

The directors and executive officers of the Bancorp following the Reorganization are the same directors and officers of the Bank, except that Bruce Maclin is Chairman of the Board and Chief Executive Officer, Bart Hill is the President of the Bancorp, and John Ivy is an executive officer of the Bank but not of the Bancorp. The directors and officers of the Bank following the Reorganization are the same directors and officers of the Bank as prior to the Merger. The Bank will continue to do business under the name of San Joaquin Bank.

Overview

At December 31, 2006, we had total consolidated assets of $748,930,000 (an increase of 19.4% compared to the $627,098,000 in assets at the end of 2005), total consolidated deposits of $642,654,000 (an increase of 11.7% over the 2005 level of $575,533,000), total consolidated net loans of $527,999,000 (an increase 31.9% compared to the $400,397,000 in net loans at year end 2005), and consolidated shareholders’ equity of $45,866,000 (an increase of 17.0% compared to $39,192,000 at the end of 2005).

We reported record annual net income of $8,474,000 for the year ended December 31, 2006. Net income increased $1,850,000, or 27.9%, over the $6,624,000 reported in 2005, which was an increase of $1,216,000, or 22.5%, from the $5,408,000 reported in 2004. Diluted earnings per share for the year ended December 31, 2006 increased 26.5% to $2.29 compared to the $1.81 for 2005, which was an increase of 20.7% from $1.50 in 2004. The annualized return on average equity (ROAE) was 19.48%, 18.43%, and 17.69% for the years ended December 31, 2006, 2005, and 2004, respectively. For the same periods, the annualized return on average assets was 1.26%, 1.18%, and 1.17%, respectively. We have experienced steady growth in loan volumes while, at the same time, we have continued to maintain control over our overhead and other fixed expenses, which has resulted in our strong earnings performance.

We ended 2006 with a Tier 1 capital ratio of 8.24%, a Tier 1 capital to risk weighted asset ratio of 9.16%, and a total capital to risk weighted asset ratio of 11.37% . At the end of 2005, these ratios were 6.44%, 8.03% and 10.51%, respectively. We met all the criteria under current regulatory guidelines for a “well capitalized” Company as of December 31, 2006.

During 2006, the need for noncore funding, such as Federal Home Loan Bank ("FHLB") advances, brokered deposits, and time certificates of deposit in the form of public funds, increased as loan growth outpaced deposit growth. This increased need for funding alternatives at higher interest rates resulted in a greater increase in interest expense year-over-year than would have resulted otherwise from core funding such as demand, NOW, money market, savings, and time certificates of deposit under $100,000.

The following table provides a summary of the major elements of income and expense for the three years ended December 31:

		Twelve Months Ended December 31

		Year-Over-Year			Year-Over-Year
(dollars in thousands, except per share data)	2006	Change		2005	Change		2004

INTEREST INCOME
Loans (including fees)	$ 39,615	$ 13,403	51.1%	$ 26,212	$ 6,740	34.6%	$ 19,472
Investment securities	6,456	1,119	21.0%	5,337	3,005	128.9%	2,332
Fed funds & other interest-bearing balances	457	(263)	-36.5%	720	469	186.9%	251

Total Interest Income	46,528	14,259	44.2%	32,269	10,214	46.3%	22,055

INTEREST EXPENSE
Deposits	16,190	7,559	87.6%	8,631	5,355	163.5%	3,276
Short-term borrowings	905	868	2345.9%	37	(19)	-33.9%	56
Long-term borrowings	733	355	93.9%	378	95	33.6%	283

Total Interest Expense	17,828	8,782	97.1%	9,046	5,431	150.2%	3,615

Net Interest Income	28,700	5,477	23.6%	23,223	4,783	25.9%	18,440
Provision for loan losses	1,730	530	44.2%	1,200	-	0.0%	1,200

Net Interest Income After Loan Loss Provision	26,970	4,947	22.5%	22,023	4,783	27.7%	17,240

NONINTEREST INCOME
Service charges & fees on deposits	787	(100)	-11.3%	887	(97)	-9.9%	984
Other customer service fees	1,322	171	14.9%	1,151	137	13.5%	1,014
Other	966	293	43.5%	673	(399)	-37.2%	1,072

Total Noninterest Income	3,075	364	13.4%	2,711	(359)	-11.7%	3,070

NONINTEREST EXPENSE
Salaries and employee benefits	9,494	1,587	20.1%	7,907	1,019	14.8%	6,888
Occupancy	942	47	5.3%	895	387	76.2%	508
Furniture & equipment	1,029	4	0.4%	1,025	263	34.5%	762
Promotional	568	(99)	-14.8%	667	194	41.0%	473
Professional	1,227	293	31.4%	934	215	29.9%	719
Other	1,945	5	0.3%	1,940	(137)	-6.6%	2,077

Total Noninterest Expense	15,205	1,837	13.7%	13,368	1,941	17.0%	11,427

Income Before Taxes	14,840	3,474	30.6%	11,366	2,483	28.0%	8,883
Income Taxes	6,366	1,624	34.2%	4,742	1,267	36.5%	3,475

NET INCOME	$ 8,474	1,850	27.9%	$ 6,624	1,216	22.5%	$ 5,408

Basic Earnings per Share	$ 2.44	0.50	25.8%	$ 1.94	0.34	21.3%	$ 1.60

Diluted Earnings per Share	$ 2.29	0.48	26.5%	$ 1.81	0.31	20.7%	$ 1.50

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following tables provide a summary of earning assets and interest-bearing liabilities with their corresponding components of net interest income and the changes within the components for the periods indicated. The second and third tables set forth changes in interest income and interest expense segregated for major categories of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume (volume) and changes in rates (rate). Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

			Twelve Months Ended December 31

(dollars in thousands)		2006			2005			2004

	Avg		Avg	Avg		Avg	Avg		Avg
	Balance	Interest	Yield	Balance	Interest Yield		Balance	Interest Yield

ASSETS
Earning assets:
Loans, net of unearned (1)	$ 461,346	$ 39,615	8.59%	$ 334,158	$ 26,212	7.84%	$ 285,336	$ 19,472	6.82%
Taxable investments	148,570	6,301	4.24%	156,451	5,268	3.37%	110,109	2,293	2.08%
Tax-exempt investments(2)	4,091	155	3.79%	1,183	69	5.83%	1,005	39	3.88%
Fed funds sold and other
interest-bearing balances	9,796	457	4.67%	23,258	720	3.10%	19,538	251	1.28%

Total Earning Assets	623,803	46,528	7.46%	515,050	32,269	6.27%	415,988	22,055	5.30%

Cash & due from Banks	26,457			26,347			23,770
Other assets	23,761			19,545			20,502

Total Assets	$ 674,021			$ 560,942			$ 460,260

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 289,385	$ 11,428	3.95%	$ 213,249	$ 5,471	2.57%	$ 168,403	1,522	0.90%
Savings	98,432	3,525	3.58%	106,552	2,602	2.44%	86,972	1,377	1.58%
Time deposits	31,972	1,237	3.87%	24,171	558	2.31%	24,268	377	1.55%
Other borrowings	27,531	1,638	5.95%	8,893	415	4.67%	11,215	339	3.02%

Total interest-bearing liabilities	447,320	17,828	3.99%	352,865	9,046	2.56%	290,858	3,615	1.24%

Noninterest-Bearing Deposits	176,879			166,573			131,935
Other Liabilities	6,319			5,570			6,888

Total Liabilities	$ 630,518			$ 525,008			429,681

SHAREHOLDERS' EQUITY
Shareholders' Equity	43,503			35,934			30,579

Total Liabilities and
Shareholders' Equity	$ 674,021			$ 560,942			$ 460,260

Net Interest Income and
Net Interest Margin (3)		$ 28,700	4.60%		$ 23,223	4.51%		$ 18,440	4.43%

1)	Loan interest income includes fee income of $1,967,000, $1,907,000, and $1,536,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Includes nonperforming and restructured loans of $153,000, $727,000, and $2,051,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

Summary of Changes in Interest Income and Expense

	Twelve Months Ended December 31
		2006 over 2005

(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	10,733	2,670	13,403
Taxable investment securities	(277)	1,310	1,033
Tax-exempt investment securities (2)	118	(32)	86
Fed funds sold and other interest-bearing balances	(529)	266	(263)

Total	10,045	4,214	14,259

Interest-Bearing Liabilities:

NOW and money market accounts	2,373	3,584	5,957
Savings deposits	(211)	1,134	923
Time deposits	219	460	679
Other borrowings	1,081	142	1,223

Total	3,462	5,320	8,782

Interest Differential	6,583	(1,106)	5,477

	Twelve Months Ended December 31
		2005 over 2004

(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:

Loans, net of unearned income (1)	3,598	3,142	6,740
Taxable investment securities	1,207	1,768	2,975
Tax-exempt investment securities (2)	8	22	30
Fed funds sold and other interest-bearing balances	56	413	469

Total	4,869	5,345	10,214

Interest-Bearing Liabilities:

NOW and money market accounts	500	3,449	3,949
Savings deposits	359	866	1,225
Time deposits	(2)	183	181
Other borrowings	(81)	157	76

Total	776	4,655	5,431

Interest Differential	4,093	690	4,783

1)	Loan interest income includes fee income of $1,967,000, $1,907,000, and $1,536,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

Net interest income, before provision for loan loss, for the year ended December 31, 2006 was $28,700,000, an increase of $5,477,000 (23.6%) compared to $23,223,000 for the year ended December 31, 2005, which increased $4,783,000 (25.9%) over $18,440,000 for the year ended December 31, 2004.

2006 Compared to 2005

Total interest income for the year ended December 31, 2006 was $46,528,000 compared to $32,269,000 for the same period of 2005, an increase of $14,259,000, or 44.2% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During 2006, total average earning assets were $623,803,000 compared to $515,050,000 in 2005, an increase of $108,753,000, or 21.1% . During the same period, the average rate paid on earning assets increased from 6.27% to 7.46%, or 119 basis points. Of the increase in interest income, $10,045,000 was due to changes in the volume of earning assets and $4,214,000 was due to changes in the average rate earned on earning assets. Components of earning assets that contributed the majority of the increase in interest income include loans and taxable investment securities which were partially offset by declines in Federal Funds sold and other interest-bearing balances. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

Average loans increased $127,188,000, or 38.1%, from $334,158,000 at December 31, 2005 to $461,346,000 at December 31, 2006, increasing interest income by $10,733,000 for the year ended December 31, 2006. During that same year-over-year period, the average yield on loans increased by 75 basis points, resulting in an increase in interest income on loans of $2,670,000. The combined effect was an increase of $13,403,000 in interest income earned on average loans during 2006 compared to 2005.

Average taxable investment securities decreased from $156,451,000 at December 31, 2005 to $148,570,000 at December 31, 2006, a decrease of $7,881,000, or 5.0% . This decrease in taxable investment securities volume caused interest income to decrease by $277,000 during 2006 compared to 2005. The rates of return earned on taxable investment securities increased by 87 basis points during this year-over-year period, increasing interest income on taxable investment securities by $1,310,000 during the year ended December 31, 2006 compared to the year ended December 31, 2005. These two factors resulted in a net increase in interest earned on taxable investment securities of $1,033,000 in 2006 versus the same period of 2005.

Average federal funds sold and other interest bearing balances decreased by $13,462,000, or 57.9% to $9,796,000 at December 31, 2006 compared to the same period in 2005. This volume decrease resulted in a decrease in interest income of $529,000 on the sale of federal funds during 2006 compared to 2005, while the increase of 157 basis points in the average yield on federal funds sold caused an increase in interest income of $266,000 during this time period. The net result was a decrease of $263,000 in interest income on federal funds sold during 2006 compared to 2005.

Interest expense for the year ended December 31, 2006 was $17,828,000 compared to $9,046,000 for the same period of 2005, an increase of $8,782,000, or 97.1% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the 2006, total average interest-bearing liabilities were $447,320,000 compared to $352,865,000 during 2005, an increase of $94,455,000, or 26.8% . During the same period, the average rate paid on interest-bearing liabilities increased from 2.56% to 3.99%, or 143 basis points. Of the increase in interest expense, $3,462,000 was due to changes in the volume of interest-bearing liabilities and $5,320,000 was due to changes in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

Average NOW and money market deposits increased from $213,249,000 for the year ended December 31, 2005 to $289,385,000 in 2006, an increase of $76,136,000, or 35.7% . This increased volume of interest-bearing deposits resulted in an increase in interest expense of $2,373,000 during 2006 compared to 2005, while the 138 basis point increase in average rates during the same period caused interest expense to increase by $3,584,000. The net result was an increase in interest expense on NOW and money market accounts of $5,957,000 during the year ended December 31, 2006 compared to 2005.

Average savings deposits decreased during 2006 to $98,432,000, compared to $106,552,000 in 2005, a decrease of $8,120,000, or 7.6% . Because of this decrease in volume, interest expense decreased $211,000. During the same period, interest rates increased by 114 basis points, resulting in an increase of interest expense of $1,134,000 in 2006 compared to 2005. The net result was an increase of $923,000 in interest expense on average savings deposits during 2006 versus 2005.

Average time deposits during the year ended December 31, 2006 increased to $31,972,000 compared to $24,171,000 during the year ended December 31, 2005, an increase of $7,801,000 (32.3%) . This increase in average time deposits caused interest expense to increase by $219,000 in 2006 compared to 2005, while the 156 basis point increase in interest rates on time deposits caused interest expense to increase by $460,000 during this same time period. These two factors resulted in an increase in interest expense on time deposits of $679,000 in 2006 compared to 2005.

Average other borrowings, consisting primarily of subordinated notes and FHLB advances, increased during the year ended December 31, 2006 to $27,531,000 compared to $8,893,000 during the year ended December 31, 2005, an increase of $18,638,000, or 209.6% . This increase in volume caused interest expense to increase by $1,081,000 during 2006 compared to 2005. The increase in volume was primarily due to increases in FHLB advances. Due to significant demand for new loans, the Company began relying on FHLB advances to fund a portion of the increase in loan volume. Interest rates paid on other borrowings increased by 128 basis points and caused interest expense to increase by $142,000 during this same year-over-year time period. The net result was an increase of $1,223,000 in interest expense on other borrowings during 2006 compared to 2005.

2005 Compared to 2004

Total interest income for the year ended December 31, 2005 was $32,269,000 compared to $22,055,000 for the same period of 2004, an increase of $10,214,000, or 46.3% . During 2005, total average earning assets were $515,050,000 compared to $415,988,000 in 2004, an increase of $99,062,000, or 23.8% . During the same period, the average rate paid on earning assets increased from 5.30% to 6.27%, or 97 basis points. Of the increase in interest income, $4,869,000 was due to changes in the volume of earning assets and $5,345,000 was due to changes in the average rate earned on earning assets. Components of earning assets that contributed the majority of the increase in interest income include loans, investment securities, and Federal Funds sold and other interest-bearing balances. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

Average loans increased $48,822,000, or 17.1%, from $285,336,000 at December 31, 2004 to $334,158,000 at December 31, 2005, increasing interest income by $3,598,000 for the year ended December 31, 2005. During that same year-over-year period, the average yield on loans increased by 102 basis points, resulting in an increase in interest income on loans of $3,142,000. The combined effect was an increase of $6,740,000 in interest income earned on average loans during 2005 compared to 2004.

Average taxable investment securities increased from $110,109,000 at December 31, 2004 to $156,451,000 at December 31, 2005, an increase of $46,342,000, or 42.1% . This increase in taxable investment securities volume caused interest income to increase by $1,207,000 during the year of 2005 compared to the year of 2004. The rates of return earned on taxable investment securities increased by 129 basis points during this year-over-year period, increasing interest income on taxable investment securities by $1,768,000 during the year ended December 31, 2005 compared to the year ended December 31, 2004. These two factors resulted in an increase in interest earned on taxable investment securities of $2,975,000 in 2005 versus the same period of 2004.

Average federal funds sold and other interest bearing balances increased by $3,720,000, or 19.0%, to $23,258,000 at December 31, 2005 compared to the same period in 2004. This volume increase resulted in an increase in interest income of $56,000 on the sale of federal funds during 2005 compared to 2004, while the increase of 182 basis points in the average yield on federal funds sold caused an increase in interest income of $413,000 during this time period. The net result was an increase of $469,000 in interest income on federal funds sold during 2005 compared to 2004.

Interest expense for the year ended December 31, 2005 was $9,046,000 compared to $3,615,000 for the same period of 2004, an increase of $5,431,000, or 150.2% . During the 2005, total average interest-bearing liabilities were $352,865,000 compared to $290,858,000 during 2004, an increase of $62,007,000, or 21.3% . During the same period, the average rate paid on interest-bearing liabilities increased from 1.24% to 2.56%, or 132 basis points. Of the increase in interest expense, $776,000 was due to changes in the volume of interest-bearing liabilities and $4,655,000 was due to changes in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

Average NOW and money market deposits increased from $168,403,000 for the year ended December 31, 2004 to $213,249,000 in 2005, an increase of $44,846,000, or 26.6% . This increased volume of interest-bearing deposits resulted in an increase in interest expense of $500,000 during 2005 compared to 2004, while the 167 basis point increase in average rates during the same period caused interest expense to increase by $3,449,000. The result was an increase in interest expense on NOW and money market accounts of $3,949,000 during the year ended December 31, 2005 compared to 2004.

Average savings deposits increased during 2005 to $106,552,000, compared to $86,972,000 in 2004, an increase of $19,580,000, or 22.5% . Because of this increase in volume, interest expense increased $359,000. During the same period, interest rates increased by 86 basis points, resulting in an increase of interest expense of $866,000 in 2005 compared to 2004. The net result was an increase of $1,225,000 in interest expense on average savings deposits during 2005 versus 2004.

Time deposits during the year ended December 31, 2005 decreased to $24,171,000 compared to $24,268,000 during the year ended December 31, 2004, a reduction of $97,000, or 0.4% . This decline in average time deposits caused interest expense to drop by $2,000 in 2005 compared to 2004, while the 76 basis point increase in interest rates on time deposits caused interest expense to increase by $183,000 during this same time period. These two factors resulted in an increase in interest expense on time deposits of $181,000 in 2005 compared to 2004.

Average other borrowings, consisting primarily of securities sold under agreements to repurchase and a subordinated note, decreased during the year ended December 31, 2005 to $8,893,000 compared to $11,215,000 during the year ended December 31, 2004, a decrease of $2,322,000, or 20.7% . This decrease in volume caused interest expense to decrease by $81,000 during 2005 compared to 2004, while a 165 basis point increase in interest rates paid on other borrowings caused interest expense to increase by $157,000 during this same year-over-year time period. The net result was an increase of $76,000 in interest expense on other borrowings during 2005 compared to 2004.

Net Interest Margin

The net interest margin for the year ended December 31, 2006 was 4.60% compared to 4.51% for the year ended December 31, 2005, and 4.43% for the year ended December 31, 2004. The net interest margin in 2006 reflects the effect of the 25 basis point increases in the federal funds rate that occurred in the months of January, March, May, and June, respectively. The net interest margin in 2005 reflects the effect of the 25 basis point increases in the federal funds rate that occurred in the months of February, March, May, June, August, September, November and December 2005, respectively. The net interest margin for 2004 reflects the effect of the 25 basis point increases in interest rates that occurred in each of the months of June, August, September, November and December 2004.

Provision for Loan Losses

We made a $1,730,000 addition to the allowance for loan losses in the year ended December 31, 2006 compared to a $1,200,000 addition in the year ended December 31, 2005, which was an increase of 18.37% compared to the addition of $1,200,000 to the allowance for loan losses in the years ended December 31, 2005 and 2004. The provision for loan losses is based upon in-depth analysis, in which Management considers many factors, including, the rate of loan growth, changes in the level of past due, nonperforming and classified assets, changing portfolio mix, overall credit loss experience, recommendations of regulatory authorities, and prevailing local and national economic conditions to establish the required level of the allowance for loan losses. Based upon information known to Management at the date of this report, Management believes that these additions to the total allowance for loan losses allow the Company to maintain an adequate reserve to absorb losses inherent in the loan portfolio as of December 31, 2006. For further information on the allowance for loan losses, see "Allowance for Loan Losses."

Noninterest Income

Components of noninterest income

(dollars in thousands)	2006	2005	2004

Service charges on deposit accounts	$ 787	$ 887	$ 984
Other service charges and fees	1,322	1,151	1,014
Net gain on sale of premises and equipment	17	11	43
Other	949	662	1,029

Total Noninterest Income	$ 3,075	$ 2,711	$ 3,070

For the year ended December 31, 2006, noninterest income totaled $3,075,000, an increase of $364,000, or 13.4%, compared to $2,711,000 for the year ended December 31, 2005, which decreased $359,000, or 11.7%, from $3,070,000 for the year ended December 31, 2004. Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. These components of noninterest income changed as follows:

Service charges on deposit accounts decreased $100,000 during 2006 compared to 2005. During 2005, service charges decreased $97,000 compared to 2004. The decrease in service charges and fees was the result of customers maintaining higher balances in their accounts thereby offsetting service charges and fees that would have been charged against those accounts.

Other service charges and fees increased $171,000, or 14.9% to $1,322,000 during 2006 compared to $1,151,000 in 2005. During 2005, other service charges and fees increased $137,000, or 13.5%, compared to $1,014,000 in 2004.

Other noninterest and miscellaneous income increased by $287,000 during 2006 compared to 2005, which was down $367,000 compared to 2004. In 2004, the Company was reimbursed by the Superfund Redevelopment Program for costs incurred in association with the clean up of soil contamination of a parcel of real property that was held as collateral by the Company, which resulted in higher other noninterest income in 2004, as compared to 2005. As of December 31, 2006, the Company had no significant exposure to environmental cleanup costs related to this property.

Noninterest Expense

Components of noninterest expense

(dollars in thousands)	2006	2005	2004

Salaries and employee benefits	$ 9,494	$ 7,907	$ 6,888
Occupancy	942	895	508
Furniture and equipment	1,029	1,025	762
Promotion	568	667	473
Travel, meals and lodging	210	165	192
Professional services	1,227	934	719
Office supplies and expenses	572	665	528
Regulatory assessments	139	113	90
Insurance	254	317	329
Director related expenses	236	189	253
Other	534	491	685

Total	$ 15,205	$ 13,368	$ 11,427

Noninterest expense was $15,205,000 in 2006, an increase of $1,837,000, or 13.7% from $13,368,000 in 2005, which increased $1,941,000, or 17.0%, from $11,427,000 in 2004. Salary and employee benefits increased $1,587,000, or 20.1%, in 2006. In 2005, salary and employee benefits increased $1,019,000, or 14.8% . The increases in salaries and employee benefits were due to normal salary increases, increases in officer incentive compensation, and salary continuation plan expense as compared to the prior year. Occupancy and fixed asset expense increased by $51,000 during 2006 compared to 2005, which increased $650,000 compared to 2004. The variance in 2006 over 2005 was due to normal fluctuations in janitorial expense, utilities expenses and other occupancy-related expenses. The variance in 2005 over 2004 was the result of as additional occupancy expenses for the Bank's Rosedale branch, which opened in the third quarter of 2004. Professional expenses, which include audit and legal fees, increased by $293,000, or 31.4%, in 2006 compared to 2005, which increased $194,000, or 41.0%, compared to 2004. The increase in professional services in 2006 was primarily the result of increases in legal fees as a result of the reorganization of the bank into a bank holding company structure and issuing trust preferred securities. All other expenses for the year ended December 31, 2006 totaled $2,513,000, a decrease of $94,000 compared to $2,607,000 in 2005, which was an increase of $57,000 compared to 2004. The decrease in 2006 was attributable to Management's maintenance of expense controls, along with planned reductions in advertising, promotional, and bank insurance expenses. The increases in other noninterest expense in 2005 was primarily due to increases in promotional expenses. The efficiency ratio for the year ended December 31, 2006 was 47.85% compared to 51.55% for the year ended December 31, 2005 and 53.12% for the year ended December 31, 2004. The efficiency ratio is the Company's overhead divided by net interest income plus noninterest income and is a measure of operating efficiency. The decrease in the efficiency ratio indicates that the Company's overall operating efficiency continued to improved in 2006 compared to the prior two years.

Provision for Income Taxes

During the year ended December 31, 2006, we recorded income tax expense of $6,366,000 compared to $4,742,000 during 2005, and $3,475,000 during 2004. The increases in the provision for income tax was primarily due to increased profitability in the each of the respective periods as compared to the same periods in the prior year. The effective tax rate for the year ended December 31, 2006 was 42.9% compared to 41.7% in 2005 and 39.1% in 2004. Income tax expense for the year ended December 31, 2006 includes a refund of 2005 taxes of $266,000. See Note 13 to the consolidated financial statements for further information.

Securities

The Company maintains an investment portfolio consisting of U.S. Treasury, U.S. Government agencies and corporations, mortgage-backed securities, and other securities. Investment securities are held in safekeeping by an independent custodian, except for certain government agency securities which are held by the bank.. The objective of our investment portfolio is to maintain a prudent yield and provide collateral to pledge for deposits of public funds and other borrowing facilities. For more information on investment securities, see notes 1 and 2 to the consolidated financial statements. The following table shows the distribution of the Company’s investment portfolio:

Distribution of Securities in the Company’s Investment portfolio

(dollars in thousands)		At December 31

Held to Maturity	2006	2005	2004

U.S. Treasury securities	$ 16,983	$ 29,016	$ 51,576
Securities of U.S. government
agencies and corporations	72,755	74,587	42,560
Obligations of states and political subdivisions	-	1,876	999
Other securities	51,084	64,033	28,776

Total	$ 140,822	$ 169,512	$ 123,911

Fair Value	$ 138,315	$ 164,959	$ 122,360

(dollars in thousands)		At December 31

Available for Sale	2006	2005	2004

U.S. Treasury securities	$ -	$ -	$ -
Securities of U.S. government
agencies and corporations	-	-	-
Obligations of states and political subdivisions	4,646	-	-
Other securities	2,500	2,500	2,500

Total	$ 7,146	$ 2,500	$ 2,500

Fair Value	$ 7,072	$ 2,428	$ 2,494

Maturity Distribution and Average Yield on Securities

		After One	After Five
(dollars in thousands)	Within One	but Within	but Within	After Ten
Held-to-Maturity	Year	Five Years	Ten Years	Years	Other

U.S. Treasury securities	$ 12,986	$ 3,997	$ -	$ -	$ -
Weighted average yield	3.46%	5.05%

Securities of U.S. government
agencies and corporations	9,989	55,281	7,485	-	-
Weighted average yield	4.31%	4.16%	5.19%

Obligations of states and political subdivisions	-	-	-	-	-
Weighted average yield

Mortgage-backed securities	-	10	5,730	45,344	-
Weighted average yield		8.50%	4.06%	4.35%

Other securities	-	-	-	-	-
Weighted average yield

Total	$ 22,975	$ 59,288	$ 13,215	$ 45,344	$ -

Weighted average yield	3.83%	4.22%	4.70%	4.35%

		After One	After Five
(dollars in thousands)	Within One	but Within	but Within	After Ten
Available-for-Sale	Year	Five Years	Ten Years	Years	Other

U.S. Treasury securities	$ -	$ -	$ -	$ -	$ -
Weighted average yield

Securities of U.S. government
agencies and corporations	-	-	-	-	-
Weighted average yield

Obligations of states and political subdivisions	631	1,007	416	2,595	-
Weighted average yield(1)	5.85%	4.71%	4.93%	5.83%

Mortgage-backed securities	-	-	-	-	-
Weighted average yield

Other securities	-	-	-	-	2,423
Weighted average yield					4.91%

Total	$ 631	$ 1,007	$ 416	$ 2,595	$ 2,423

Weighted average yield	5.85%	4.71%	4.93%	5.83%	4.91%

1. Yields on tax-exempt obligations have been computed on a tax equivalent basis using the current statutory federal tax rate.

At December 31, 2006, held-to-maturity securities had a fair value of $138,315,000 with an amortized cost basis of $140,822,000. On an amortized cost basis, held-to-maturity investments decreased $26,814,000 from the December 31, 2005 balance of $167,636,000, which had increased $44,724,000 from the December 31, 2004 balance of $122,912,000. The change in held-to-maturity investments was primarily due to scheduled maturities of investment securities. The unrealized pretax loss on held-to-maturity securities at December 31, 2006 was $2,507,000, as compared to a loss of $2,677,000 at December 31, 2005, a decrease of $170,000. The unrealized holding losses on held-to-maturity securities was caused by a decline in fair value due to changes in market interest rates, not in estimated cash flows. As a general rule, the market price of fixed rate investment securities will decline as interest rates rise. Inasmuch as these investment securities are classified as held-to-maturity, we expect to hold all such securities until they reach their respective maturity dates and, therefore, we do not anticipate recognizing any losses on these securities.

Tax-exempt securities had an amortized cost basis of $4,646,000 at December 31, 2006 compared to $1,876,000 at December 31, 2005, an increase of $2,770,000, or 147.7% . Additional purchases of tax-exempt securities were purchased in 2006, because of their favorable tax treatment which results in a higher yield on a taxable equivalent basis. At December 31, 2006, these securities had a fair value of $4,649,000 which included a unrealized gain of $3,000. All tax-exempt securities are classified as available-for sale

In March 2006, certain securities which had been classified as held-to-maturity were transferred to available-for-sale. At the time of transfer, these securities had a carrying value of $2,834,000 and a net unrealized loss of $21,000. The unrealized loss was charged to other comprehensive income in shareholders' equity on the balance sheet. The transfer of the securities to the available-for sale category was based upon a change in the Company's intent with respect to holding the securities to maturity. The Company had $7,072,000 in securities classified as available-for-sale at December 31, 2006. Available-for-sale securities are held at fair value which included an unrealized loss of $74,000 at December 31, 2006.

The Company had no trading securities at December 31, 2006, 2005 and 2004.

At December 31, 2006, there were no securities from a single issuer with an aggregate value in excess of ten percent of shareholders' equity. See Note 2 to the consolidated financial statements for further information.

Loans

The following table summarizes the composition of the Company’s loan portfolio at December 31 for the years indicated:

Loan Portfolio Distribution

(dollars in thousands)	2006	2005	2004	2003	2002

Commercial and industrial loans	$ 63,753	$ 55,895	$ 61,593	$ 67,855	$ 63,247
Real estate loans
Construction and land development	177,493	100,115	78,903	50,003	24,445
Secured by residential properties	19,950	13,468	11,194	7,198	9,181
Secured by farmland	54,974	47,665	44,757	33,873	37,358
Secured by commercial properties	199,191	171,873	114,143	91,724	87,370
Installment loans	1,535	1,719	2,018	3,479	3,406
Loans to finance agricultural production	20,864	18,211	13,549	12,970	12,433
All other loans	1	4	722	1,518	67
	537,761	408,950	326,879	268,620	237,507
Less: Allowance for possible loan losses	8,409	7,003	5,487	4,819	4,276
Less: Deferred loan fees	1,353	1,550	1,023	845	529
Net Loans	$ 527,999	$ 400,397	$ 320,369	$ 262,956	$ 232,702

The ending balance for net loans at December 31, 2006 was $527,999,000, an increase of $127,602,000, or 31.9%, compared to $400,397,000 in 2005, which increased $80,028,000, or 25.0% from the year-end 2004 balance of $320,369,000.

For 2006 compared to 2005, the most significant percentage changes in the Company’s loan portfolio were as follows: commercial and industrial loans increased $7,858,000, or 14.1% from $55,895,000 in 2005 to $63,753,000 in 2006; construction and land development loans increased $77,378,000, or 77.3% from $100,115,000 in 2005 to $177,493,000 in 2006; real estate loans secured by residential properties increased $6,482,000, or 48.1%, from $13,468,000 in 2005 to

$19,950,000 in 2006; loans secured by farmland increased $7,309,000, or 15.3%, from $47,665,000 in 2005 to $54,974,000 in 2006; real estate loans secured by commercial properties increased $27,318,000, or 15.9%, from $171,873,000 in 2005 to $199,191,000 in 2006; and, Loans to finance agricultural production increased $2,653,000, or 14.6%, from $18,211,000 in 2005 to $20,864,000 in 2006.

For 2005 compared to 2004, the most significant percentage changes in the Company’s loan portfolio were as follows: commercial and industrial loans decreased $5,698,000, or 9.3%, from $61,593,000 in 2004 to $55,895,000 in 2005; construction loans increased $21,212,000, or 26.9%, from $78,903,000 in 2004 to $100,115,000 in 2005; real estate loans secured by residential properties increased $2,274,000, or 20.3%, from $11,194,000 in 2004 to $13,468,000 in 2005; loans secured by farmland increased $2,908,000, or 6.5%, from $44,757,000in 2004 to $47,665,000 in 2005; real estate loans secured by commercial properties increased $57,730,000, or 50.6%, from $114,143,000 in 2004 to $171,873,000 in 2005; and, loans to finance agricultural production increased $4,662,000, or 34.4%, from $13,549,000 in 2004 to $18,211,000 in 2005.

Real estate loans have continued to be a major factor in the ongoing growth of the loan portfolio and Company earnings. Current economic projections considered by management for Kern County and the greater Bakersfield area indicate that loan demand for Kern County and the greater Bakersfield area will remain fairly constant over the next few quarters. The Company had $ 451,608,000 in real estate loans at December 31, 2006 as compared to $333,121,000 at December 31, 2005. For more information on loans, see Note 3 to the consolidated financial statements.

The following table summarizes the maturity distribution and interest rate sensitivity of commercial, real estate construction loans, and agriculture loans at December 31, 2006:

Loan Maturity Distribution

	Within One	One to Five	After Five
(dollars in thousands)	Year	Years	Years

Commercial loans	$39,888	$18,664	$5,201
Real estate construction loans	148,999	19,047	9,447
Loans to finance agricultural production	15,388	3,972	1,504

Total	$ 164,387	$ 23,019	$ 10,951

Loans Due After One Year With Predetermined Interest Rates and With Floating or Adjustable Rates

(dollars in thousands)

Commercial and industrial loans
with fixed interest rates	$ 9,346
with variable interest rates	14,519
Real estate construction loans
with fixed interest rates	7,113
with variable interest rates	21,381
Loans to finance agriculture production
with fixed interest rates	303
with variable interest rates	5,173

Total Fixed Rate Loans	$ 16,762

Total Variable Rate Loans	$ 41,073

Total	$ 57,835

See Note 3 to the consolidated financial statements for further information.

Commitments and Letters of Credit

Loan commitments are agreements to lend to a customer provided that there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are subject to the Company’s normal credit policies and collateral requirements. Commercial lines of credit are lines of credit that are available to customers but have not been funded. The following table sets forth the Company’s commitments and letters of credit at the dates indicated:

(dollars in thousands)	2006	2005	2004	2003	2002

Commitments to extend credit	$ 291,717	$ 224,027	$ 160,185	$ 146,654	$ 91,920
Standby letters of credit	$ 10,537	$ 8,676	$ 7,129	$ 4,922	$ 4,889

Credit Quality

We assess and manage credit risk on an ongoing basis through a formal credit review program and approval policies, internal monitoring and formal lending policies. We believe our ability to identify and assess risk and return characteristics of our loan portfolio are critical for profitability and growth. We emphasize credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, we have designed and implemented a comprehensive loan review and grading system that functions to monitor and assess the credit risk inherent in the loan portfolio.

Ultimately, the credit quality of our loans may be influenced by underlying trends in the national and local economic and business cycles. Our business is mostly concentrated in Kern County, California. Our economy is diversified between agriculture, oil, light industry, and warehousing and distribution. As a result, we lend money to individuals and companies dependent upon these industries.

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $548,148,000 at December 31, 2006. Although we believe this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in our primary market area in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. We monitor the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in our judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions we consider involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in most instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect our future prospects and results of operations.

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

We believe that our lending policies and underwriting standards will tend to mitigate losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. Our loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of our service area and limiting investments outside of this area, 2) maintaining an understanding of borrowers’ knowledge and capacity in their fields of expertise, 3) basing real estate construction loan approval not only on salability of the project, but also on the borrowers’ capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis of our construction lending activities. In addition, we strive to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)

We generally place loans on nonaccrual status when they become 90 days past due as to principal or interest, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans or portions thereof are charged off when, in Management’s opinion, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans performing in compliance with modified terms and OREO at December 31:

(data in thousands, except percentages)	2006	2005	2004	2003	2002

Past due 90 days or more and still accruing:
Commercial	$ -	$ -	$ 2	$ -	$ -
Real estate	-	-	-	-	83
Consumer and other	3	-	-	-	13
Nonaccrual:
Commercial	-	-	-	169	1,040
Real estate	150	727	2,049	1,535	2,777
Consumer and other	-	-	-	-	22
Restructured (in compliance with modified
terms)	-	-	-	39	440

Total nonperforming and restructured loans	153	727	2,051	1,743	4,375
Other real estate owned	643	710	686	745	805

Total nonperforming and restructured assets	$ 796	$ 1,437	$ 2,737	$ 2,488	$ 5,180

Allowance for loan losses as a percentage of
nonperforming and restructured loans	5496.08%	963.27%	267.53%	276.48%	97.74%
Nonperforming and restructured loans to total loans	0.03%	0.18%	0.63%	0.65%	1.85%
Allowance for loan losses to nonperforming and
restructured assets	1056.41%	487.33%	200.47%	193.69%	82.55%
Nonperforming and restructured assets to total assets	0.11%	0.23%	0.55%	0.60%	1.54%

Nonperforming loans and restructured loans at December 31, 2006 decreased $574,000 from the December 31, 2005 balance, which decreased $1,324,000 from the December 31, 2004 balance. The majority of the decrease in nonperforming and restructured loans in 2006 compared to 2005 was caused by a decrease in nonaccrual loans. This decrease was primarily the result of principal payments received in 2006 as well as charge offs of $127,000. During 2006, the Company closely monitored and actively pursued the collection of all loans classified as nonperforming. At December 31, 2006, nonperforming and restructured loans were 0.03% of total loans compared to 0.18% at December 31, 2005 and 0.63% at December 31, 2004. The ratio of nonperforming and restructured assets to total assets was 0.11% at December 31, 2006 compared to 0.23% at December 31, 2005 and 0.55% at December 31, 2004.

Under generally accepted accounting principles, a loan is considered impaired when, based on current information and events, it is probable that we may be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Under some circumstances, a loan which is deemed impaired may still perform in accordance with its contractual terms. Loans that are considered impaired are generally not placed on nonaccrual status unless the loan becomes 90 days or more past due.

Generally, it is the Company’s policy, that when a loan is nonaccrual, payments are applied against the principal balance of the loan until such time as full collection of the principal balance is expected. The amount of gross interest income that would have been recorded for nonaccrual loans for the year ended December 31, 2006, if all such loans had been current in accordance with their original terms, was $379,000. The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the year ended December 31, 2006, totaled $0.

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

For each new credit approval, credit review, credit extension or renewal or modification of existing facilities, the approving officers assign risk ratings utilizing an eight point rating scale. The rating assigned by the officers must then be justified in writing in the Credit Memorandum that accompanies each loan or credit facility. The risk ratings are a measure of credit risk based on the historical, current and anticipated financial characteristics of the borrower in the current risk environment. We assign risk ratings on a scale of 1 to 8, with 1 being the highest quality rating and 8 being the lowest quality rating. Loans rated an 8 are charged off.

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

A loan that is classified may be either a “performing” or “nonperforming” loan. A performing loan is one wherein the borrower is making all payments as required by the loan agreements and can include “impaired” loans. A nonperforming loan is one wherein the borrower is not paying as agreed and/or is not meeting specific other performance requirements that were agreed to in the loan documentation. We include all non-accrual loans, restructured loans, and loans 90 days or more past due and still accruing within the classified loan category.

The following table summarizes the Company’s classified loans for the periods indicated:

	2006	2005	2004

Classified Loans	$ 3,045	$ 4,676	$ 4,962
OREO	643	710	686

Total	$ 3,688	$ 5,386	$ 5,648

The loans and other credit facilities considered classified are also allocated a specific amount in the allowance for loan losses, as further explained in the “Allowance for Loan Losses” section herein. As of December 31, 2006, other than for classified loans disclosed in the above table and impaired loans discussed elsewhere in this report, management was not aware of any other loans as to which management had serious doubts as to the ability of the borrowers to comply with the present repayment terms.

Impaired Loans

At December 31, 2006 and 2005, the recorded investment in loans that were considered impaired under SFAS No. 114 was $0. At December 31, 2004, the recorded investment in loans considered impaired was $1,754,000 of which $1,754,000 was included in nonaccrual loans and $0 was included in restructured loans and $0 in other loans identified as impaired. Impaired loans had valuation allowances totaling $0 as of December 31, 2006 and 2005, and $184,000 at

December 31, 2004. Other than classified loans disclosed in the preceding table, the company is not aware of any other potential problem loans which were accruing and current at December 31, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. In this report, the terms “impaired” and “classified” will not necessarily be used to describe the same loans. “Impaired” loans are those loans that meet the definition outlined in SFAS No. 114. “Classified” loans generally refer to those loans that have a credit risk rating of 6 through 8, as further discussed above.

Allowance for Loan Losses

The following table summarizes the Company’s loan loss experience for the periods indicated:

Loan Loss Allowance, Charge offs & Recoveries

		Twelve Months Ended December 31
(dollars in thousands)	2006	2005	2004	2003	2002

Beginning Balance	$ 7,003	$ 5,487	$ 4,819	$ 4,276	$ 3,507
Provision Charged To Expense	1,730	1,200	1,200	1,470	1,670
Loans Charged Off:
Commercial Loans	(260)	(51)	(20)	(538)	(343)
Real Estate Loans
Construction	-	-	-	-	-
Secured by Residential Properties	-	-	-	(7)	-
Secured by Commercial Properties	(201)	(800)	(798)	-	-
Installment Loans	(53)	(9)	(1)	(28)	(166)
Recoveries:
Commercial Loans	62	81	76	35	16
Real Estate Loans
Secured by Residential Properties	14	5	-	-	-
Secured by Commercial Properties	108	183	250	-	-
Installment Loans	6	29	9	12	19

Net Charge-offs	(324)	(562)	(484)	(526)	(474)
Reclassification from (to) reserve for off-balance sheet risks	-	878	(48)	(401)	(427)

Ending Balance	$ 8,409	$ 7,003	$ 5,487	$ 4,819	$ 4,276

Ending Loan Portfolio	$ 537,761	$ 408,950	$ 326,879	$ 268,620	$ 237,507

Allowance for loss as a percentage of ending loan portfolio	1.56%	1.71%	1.68%	1.79%	1.80%
Net charge-offs to average loans	0.07%	0.17%	0.17%	0.22%	0.22%

Allocation for the Allowance for Loan Losses

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for other factors that, in our judgment, affect the collectibility of the portfolio as of the evaluation date. At December 31, 2006, the formula allowance was $6,013,000 compared to $3,866,000 at December 31, 2005 and $2,966,000 at December 31, 2004. The increase in the formula allowance in 2006 was primarily a result of increases in the balances of loans outstanding and an increase in the current factor adjustment which considers, among other factors, policy, economic conditions, volume changes, loan concentrations and external factors.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, specific allowances may also be calculated. Quarterly, all significant classified loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At December 31, 2006, the specific allowance was $1,059,000 on a classified loan base of $3,045,000 compared to a specific allowance of $1,412,000 on a classified loan base of $4,676,000 at December 31, 2005.

At December 31, 2006 and December 31, 2005 there was $1,337,000 and $1,725,000, respectively, in the allowance for loan losses that was unallocated. In the opinion of Management, and based upon an evaluation of potential losses inherent in the loan portfolio, it is necessary to establish unallocated allowance amounts above the amounts allocated using the formula and specific allowance methods, based upon our evaluation of the following factors:

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

There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the combined allowance for loan losses as determined by us at December 31, 2006 and set forth in the preceding paragraph.

The allowance for loan losses totaled $8,409,000 or 1.56% of total loans at December 31, 2006, compared to $7,003,000 or 1.71% of total loans at December 31, 2005. At these dates, the allowance represented 5496.08% and 963.27% of nonperforming and restructured loans, respectively.

It is the Company’s policy to maintain the allowance for loan losses at a level considered adequate for risks inherent in the loan portfolio. Based on information currently available to Management, including economic factors, overall credit quality, historical delinquency and history of actual charge-offs, as of December 31, 2006, we believe that the allowance for loan losses is adequate. However, no prediction of the ultimate level of additional provisions to our allowance or loans charged off in future years can be made with any certainty. See Note 3 to the consolidated financial statements for further information.

Liquidity

Liquidity management refers to our ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to our liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. We assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.

Our sources of liquidity consist of overnight funds sold to correspondent banks, and unpledged marketable investments. On December 31, 2006, consolidated liquid assets totaled $62,488,000, or 8.3% of total assets, compared to $150,422,000, or 23.99% of total assets at December 31, 2005. The decrease in liquid assets is the result of additional pledging of securities in order to secure short-term credit lines with the Federal Home Loan Bank. In addition to liquid assets, we maintain short-term lines of credit with correspondent banks. At December 31, 2006, the Company had unused federal fund lines of credit with correspondent banks. These credit lines total $15,000,000 and have variable interest rates based on the individual lending Company's daily federal fund rates, and are due on demand. These are uncommitted lines under which availability is subject to federal fund balances of the issuing banks. Additionally we have total borrowing capacity with the Federal Home Loan Bank in the amount of $71,331,000. At December 31, 2006, the Company had advances on its lines of credit in the amount of $32,200,000. We serve primarily a business and professional customer base and, as such, our deposit base is susceptible to economic fluctuations. Accordingly, we strive to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

The Company's primary capital resource is shareholders’ equity which was $45,866,000 at December 31, 2006 compared to $39,1929,000 at December 31, 2005. The change is the result of the year’s earnings, the increase in other comprehensive income or loss, the payout of a cash dividend to shareholders in February 2006, and issuance of stock in connection with employee stock option plans. At December 31, 2006, the Company's Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk based capital ratio were 8.24%, 9.16%, and 11.37%, respectively. Company Management can employ various means to manage the Company's capital ratios including controlling asset growth and dividend payouts and raising additional capital. Management believes it has the ability to maintain adequate capital to support operations and continued expansion.

In addition to shareholders' equity, the company also has issued certain capital securities that qualify as either Tier 1 or Tier 2 capital under applicable regulatory guidelines. The capital securities consist of $10,000,000 in trust preferred securities and a $6,000,000 subordinated note. See Note 9 and Note 19 to the consolidated financial statements for further information.

Contractual Obligations
Long-term debt consists of the following at December 31:
(dollars in thousands)	2006	2005	2004

Mortgage note payable, 9% stated rate - matures 2030	$ 788	$ 797	$ 805
Subordinated note, 3 month LIBOR + 2.7% floating rate - due 2019	6,000	6,000	6,000
Junior subordinated note, 3 month LIBOR + 1.6% floating rate - due 2036	10,000	-	-
Junior subordinated note, 3 month LIBOR + 1.6% floating rate - due 2036	310	-	-

Total Long-Term Debt	$ 17,098	$ 6,797	$ 6,805

The mortgage note payable is secured by a 48-unit seniors apartment project and is payable in monthly installments of $2,300 including interest at a stated rate of 9%. The loan matures in 2030. The note is classified as a Rural Rental Housing (RRH) loan issued pursuant to the Housing Act of 1949. Under the RRH program, the borrower pays interest at a rate lower than the stated rate.

The subordinated note is a capital security that qualifies as Tier 2 capital pursuant to capital adequacy guidelines promulgated by the federal regulatory agencies. Both junior subordinated notes are related to the issuance of trust preferred securities which qualify as Tier 1 capital. The subordinated note and trust preferred securities are discussed in further detail under the caption "Capital Resources" above and in Note 9 to the consolidated financial statements.

Estimated future maturities of long-term debt at December 31, 2006 are as follows:

Years Ending
December 31	(dollars in thousands)
2007		$ 10
2008		11
2009		12
2010		13
2011		14
Thereafter		17,038
		$ 17,098

One of the Company's branch office locations is subject to a non-cancelable operating lease agreement expiring in 2016 with renewal option periods extending through 2026. These contractual obligations are discussed in Item 2 above and in Note 4 to the consolidated financial statements.

Financial Ratios

The following table shows key financial ratios for the periods indicated:

	2006	2005	2004

Return on Average Total Assets	1.26%	1.18%	1.17%
Return on Average Shareholders' Equity	19.48%	18.43%	17.69%
Average Shareholders' Equity to Average Total Assets	6.45%	6.41%	6.64%
Net interest Margin	4.60%	4.51%	4.43%
Efficiency Ratio	47.85%	51.55%	53.12%
Dividend Payout ratio	9.84%	11.34%	12.50%

Deposit Categories

The Company primarily attracts deposits from local businesses and professionals. Although San Joaquin Bancorp’s primary focus is toward the small and medium-sized business and professional market, the Company also provides a full range of banking services that are available to individuals, public entities, and non-profit organizations.

The following table summarizes the Company’s average balances of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid
		2006

		Percent of
Interest Bearing Deposits:	Avg Balance	Total Deposits	Interest	Avg Rate

Now and Money Market	$ 289,385	48.50%	$ 11,428	3.95%
Savings	98,432	16.50%	3,525	3.58%
Time Deposits	31,972	5.36%	1,237	3.87%

Total Interest Bearing Deposits	419,789	70.36%	16,190	3.86%

Noninterest Bearing Demand Deposits	176,879	29.64%

Total	$ 596,668	100.00%	$ 16,190	2.71%

		2005

		Percent of
Interest Bearing Deposits:	Avg Balance	Total Deposits	Interest	Avg Rate

Now and Money Market	$ 213,249	41.77%	$ 5,471	2.57%
Savings	106,552	20.87%	2,602	2.44%
Time Deposits	24,171	4.73%	558	2.31%

Total Interest Bearing Deposits	343,972	67.37%	8,631	2.51%

Noninterest Bearing Demand Deposits	166,573	32.63%

Total	$ 510,545	100.00%	$ 8,631	1.69%

		2004

		Percent of
Interest Bearing Deposits:	Avg Balance	Total Deposits	Interest	Avg Rate

Now and Money Market	$ 168,403	40.92%	$ 1,522	0.90%
Savings	86,972	21.13%	1,377	1.58%
Time Deposits	24,268	5.90%	377	1.55%

Total Interest Bearing Deposits	279,643	67.94%	3,276	1.17%

Noninterest Bearing Demand Deposits	131,935	32.06%

Total	$ 411,578	100.00%	$ 3,276	0.80%

Maturity Distribution of Time deposits in amounts of $100,000 or more

The following table summarizes time remaining to maturity of time deposits and IRAs of $100,000 or more:

Time deposits of $100,000 or more with a remaining maturity of:
(dollars in thousands)
Three months or less	$ 39,405
Over three months through six months	3,851
Over six months through one year	1,102
Over one year	223

Total	$ 44,581

The Company may occasionally obtain brokered deposits as an additional source of funding. At December 31, 2006, the Company held brokered time deposits totaling $11,498,000. Of these balances, $1,502,000 are included in time deposits of less than $100,000 and have a remaining maturity of 1 year or less. The remaining 9,996,000 are included in time deposits of $100,000 or more and have a remaining maturity of 1 year or less.

Short Term Borrowings

The following table sets forth the short-term borrowings of the Company for the periods indicated:

(dollars in thousands)	2006	2005	2004	2003	2002

Repurchase agreements
Balance at end of period	$ -	$ -	$ 6,663	$ 6,380	$ 4,919
Maximum Balance	-	6,796	7,452	7,913	5,777
Average Balance	-	2,042	6,741	6,424	4,839
Interest	-	35	55	55	75
Average rate for the year	0.00%	1.72%	0.82%	0.86%	1.55%
Average rate at period end	0.00%	0.00%	0.83%	0.86%	1.52%
FHLB advances
Balance at end of period	$ 32,200	$ -	$ -	$ -	$ -
Maximum Balance	64,800	-	-	-	-
Average Balance	17,144	-	-	-	-
Interest	896	-	-	-	-
Average rate for the year	5.23%	0.00%	0.00%	0.00%	0.00%
Average rate at period end	5.31%	0.00%	0.00%	0.00%	0.00%

See Note 8 to the consolidated financial statements for further information.

Off-Balance Sheet Items

As of December 31, 2006 and December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk, except for the interest rate cap contracts and interest rate swap agreements described herein. See Note 6 to the consolidated financial statements for further information.

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

The interest rate cap contracts are considered to be a hedge against changes in the amount of future cash flows associated with our interest expense for our deposits. Accordingly, the interest rate cap contracts are recorded at fair value in our consolidated balance sheet and the related unrealized gains or losses on these contracts are recorded in shareholders’ equity as a component of other comprehensive income. These deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. Over the twelve months ending December 31, 2007, the Company expects to amortize $61,000 of the unrealized loss as an adjustment to interest expense. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

At December 31, 2006, we had interest rate cap contracts on $14,000,000 notional amount of indebtedness. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively. Notional amount of $14,000,000 outstanding contracts will mature on June 2, 2008. The net gain or loss on the ineffective portion of these interest rate cap contracts was not material for the year ended December 31, 2005, or for the year ended December 31, 2006.

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

The interest rate swap agreements are considered to be a hedge against changes in the fair value of certain fixed rate loans. The interest rate swap agreements are fair value hedges that qualify as derivative financial instruments under SFAS No. 133 and are accounted for under the short-cut method. These hedges are considered perfectly effective against changes in the fair value of the loan due to changes in the benchmark interest rate over its term. Accordingly, the hedges are recorded at fair value on the balance sheet and any changes in fair value of the swap is recognized currently in earnings and the offsetting gain or loss on the hedged assets attributable to the hedged risk is recognized currently in earnings.

As of December 31, 2006, we had interest rate swap agreements on $29,915,000 notional amount of indebtedness. At December 31, 2006, the fair value of the swaps was a liability of $796,000 and is included with other liabilities on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the hedged item. No portion of the interest rate swap agreements was ineffective for the years ended December 31, 2006, 2005, and 2004; therefore, no gain or loss was recognized in earnings for these periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The goal for managing our assets and liabilities is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing ourselves to undue interest rate risk. Our Board of Directors has overall responsibility for our interest rate risk management policies. We have an Asset/Liability Management Committee (ALCO), which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. The company does not engage in trading activities to manage interest rate risk, however, the Board of Directors has approved, and the Company currently uses, derivatives to manage interest rate risk. These derivatives are discussed in Item 7 under the caption "Off-Balance Sheet Items" and in Note 6 to the consolidated financial statements. Interest rate risk is the most significant market risks affecting the Company. Management does not believe the Company faces other significant market risks such as foreign currency exchange risks, commodity risks, or equity price risks.

Asset and Liability Management

Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net income, net interest income and market value of equity.

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

There is market risk relating to the Company's fixed rate or term liabilities as well as its assets. For liabilities, the adverse exposure to market risk is to lower rates because the Company must continue to pay the higher rate until the end of the term.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, we are able to estimate the potential impact of changing interest rates on future earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e., deposits and borrowings) positions and characteristics as the beginning base. The forecast balance sheet is processed against multiple interest rate scenarios. The scenarios include a 100, 200, and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200, and 300 basis point falling rate forecast which take place within a one year time frame. The latest simulation forecast used December 31, 2006 balances. The basic structure of the balance sheet has not changed significantly from the last simulation run.

The following table shows the estimated impact on net interest income over the next twelve months that would result from an instantaneous shift in various interest rates as compared to a flat rate environment:

(dollars in thousands)		Estimated Change in
Change in Interest Rates		Net Interest Income

+	300 basis points	$ 907
+	200 basis points	641
+	100 basis points	361
-	100 basis points	(202)
-	200 basis points	(412)
-	300 basis points	(87)

The simulations of earnings do not incorporate any management actions which might moderate the negative consequences of interest rate deviations. Therefore, in Management’s view, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. Our risk profile has not changed materially from that at year-end 2006.

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

A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed rate loans and securities funded by deposit accounts on which the rate is steadily rising. This exposure to “repricing risk” is managed by matching the maturities and repricing opportunities of assets and liabilities. This is done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want longer-term certificates while most borrowers are requesting loans with floating interest rates, the Company will adjust the interest rates on the certificates and loans to try to match up demand. The Company can then partially fill in mismatches by purchasing securities with the appropriate maturity or repricing characteristics.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

San Joaquin Bancorp and Subsidiaries
Index to Financial Statements
Page

Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheet as of December 31, 2006 and 2005	50
Consolidated Statement of Income for the years ended December 31, 2006, 2005, and 2004	51
Consolidated Statement of Changes in Shareholders' Equity for the years
ended December 31, 2006, 2005, and 2004	52
Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005, and 2004	53
Notes to Consolidated Financial Statements	54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of San Joaquin Bancorp

We have audited the consolidated balance sheet of San Joaquin Bancorp and its subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that San Joaquin Bancorp and its subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). San Joaquin Bancorp and its subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Joaquin Bancorp and its subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that San Joaquin Bancorp and its subsidiary maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, San Joaquin Bancorp and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” and No. 158 “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans.”

/S/ BROWN ARMSTRONG PAULDEN McCOWN STARBUCK THORNBURGH & KEETER ACCOUNTANCY CORPORATION

Bakersfield, California
March 14, 2007

San Joaquin Bancorp and Subsidiaries
Consolidated Balance Sheet

	December 31, 2006	December 31, 2005

ASSETS
Cash and due from banks	$ 31,869,000	$ 24,355,000
Interest-bearing deposits in banks	1,660,000	390,000
Federal funds sold	4,250,000	1,700,000

Total cash and cash equivalents	37,779,000	26,445,000
Investment securities:
Held-to-maturity (market value of $138,315,000 and
$164,959,000 at December 31, 2006 and 2005, respectively)	140,822,000	167,636,000
Available-for-sale	7,072,000	2,428,000

Total Investment Securities	147,894,000	170,064,000
Loans, net of unearned income	536,408,000	407,400,000
Allowance for loan losses	(8,409,000)	(7,003,000)

Net Loans	527,999,000	400,397,000
Premises and equipment	7,622,000	7,677,000
Investment in real estate	643,000	710,000
Interest receivable and other assets	26,993,000	21,805,000

TOTAL ASSETS	$ 748,930,000	$ 627,098,000

LIABILITIES
Deposits:
Noninterest-bearing	$ 189,792,000	$ 186,266,000
Interest-bearing	452,862,000	389,267,000

Total Deposits	642,654,000	575,533,000
Short-term borrowings	32,200,000	-
Long-term debt and other borrowings	17,098,000	6,797,000
Accrued interest payable and other liabilities	11,112,000	5,576,000

Total Liabilities	703,064,000	587,906,000

SHAREHOLDERS' EQUITY
Common stock, no par value - 20,000,000 shares authorized;
3,486,222 and 3,435,896 issued and outstanding
at December 31, 2006 and December 31, 2005, respectively	10,368,000	9,970,000
Additional paid-in capital	145,000	-
Retained earnings	36,986,000	29,347,000
Accumulated other comprehensive income (loss)	(1,633,000)	(125,000)

Total Shareholders' Equity	45,866,000	39,192,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 748,930,000	$ 627,098,000

The accompanying notes are an integral part of these consolidated financial statements.

San Joaquin Bancorp and Subsidiaries
Consolidated Statement of Income

	Twelve Months Ended December 31

	2006	2005	2004

INTEREST INCOME
Loans (including fees)	$ 39,615,000	$ 26,212,000	$ 19,472,000
Investment securities	6,456,000	5,337,000	2,332,000
Fed funds & other interest-bearing balances	457,000	720,000	251,000

Total Interest Income	46,528,000	32,269,000	22,055,000

INTEREST EXPENSE
Deposits	16,190,000	8,631,000	3,276,000
Short-term borrowings	905,000	37,000	56,000
Long-term borrowings	733,000	378,000	283,000

Total Interest Expense	17,828,000	9,046,000	3,615,000

Net Interest Income	28,700,000	23,223,000	18,440,000
Provision for loan losses	1,730,000	1,200,000	1,200,000

Net Interest Income After Loan Loss Provision	26,970,000	22,023,000	17,240,000

NONINTEREST INCOME
Service charges & fees on deposits	787,000	887,000	984,000
Other customer service fees	1,322,000	1,151,000	1,014,000
Other	966,000	673,000	1,072,000

Total Noninterest Income	3,075,000	2,711,000	3,070,000

NONINTEREST EXPENSE
Salaries and employee benefits	9,494,000	7,907,000	6,888,000
Occupancy	942,000	895,000	508,000
Furniture & equipment	1,029,000	1,025,000	762,000
Promotional	568,000	667,000	473,000
Professional	1,227,000	934,000	719,000
Other	1,945,000	1,940,000	2,077,000

Total Noninterest Expense	15,205,000	13,368,000	11,427,000

Income Before Taxes	14,840,000	11,366,000	8,883,000
Income Taxes	6,366,000	4,742,000	3,475,000

NET INCOME	$ 8,474,000	$ 6,624,000	$ 5,408,000

Basic Earnings per Share	$ 2.44	$ 1.94	$ 1.60

Diluted Earnings per Share	$ 2.29	$ 1.81	$ 1.50

The accompanying notes are an integral part of these consolidated financial statements.

San Joaquin Bancorp and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance, December 31, 2003	3,352,151	$ 9,597,000	$ -	$ (134,000)	$ 18,746,000	$ 28,209,000

Net income	-	-	-	-	5,408,000	5,408,000
Other comprehensive income (loss),
net of tax	-	-	-	(18,000)	-	(18,000)
Stock options exercised	43,983	187,000	-	-	-	187,000
Cash dividends	-	-	-	-	(676,000)	(676,000)

Balance, December 31, 2004	3,396,134	9,784,000	-	(152,000)	23,478,000	33,110,000

Net income	-	-	-	-	6,624,000	6,624,000
Other comprehensive income (loss),
net of tax	-	-	-	27,000	-	27,000
Stock options exercised	39,762	186,000	-	-	-	186,000
Cash dividends	-	-	-	-	(755,000)	(755,000)

Balance December 31, 2005	3,435,896	$ 9,970,000	-	$ (125,000)	$ 29,347,000	39,192,000

Net income	-	-	-	-	8,474,000	8,474,000
Other comprehensive income (loss),
net of tax	-	-	-	(1,508,000)	-	(1,508,000)
Stock options exercised	50,316	398,000	-	-	-	398,000
Stock-based compensation	-	-	145,000	-	-	145,000
Stock issued in connection with
corporate reorganization	10	-	-	-	-	-
Cash dividends	-	-	-	-	(835,000)	(835,000)

Balance December 31, 2006	3,486,222	$ 10,368,000	$ 145,000	$ (1,633,000)	$ 36,986,000	$ 45,866,000

The accompanying notes are an integral part of these consolidated financial statements.

San Joaquin Bancorp and Subsidiaries
Consolidated Statement of Cash Flows

	Twelve Months Ended December 31

	2006	2005	2004

Cash Flows From Operating Activities:
Net Income	$8,474,000	$ 6,624,000	$ 5,408,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for possible loan losses	1,730,000	1,200,000	1,200,000
Depreciation and amortization	894,000	939,000	627,000
Stock-based compensation expense	145,000	-	-
Net Gain on sale of assets	(17,000)	(11,000)	(43,000)
Deferred income taxes	(841,000)	(549,000)	(417,000)
Amortization of investment securities' premiums
and discounts	(17,000)	167,000	381,000
Increase in interest receivable and other assets	(3,510,000)	(3,025,000)	(82,000)
Increase in accrued interest payable and other liabilities	3,989,000	1,219,000	1,323,000

Total adjustments	2,373,000	(60,000)	2,989,000

Net Cash Provided by Operating Activities	10,847,000	6,564,000	8,397,000

Cash Flows From Investing Activities:
Proceeds from maturing and called investment securities	39,150,000	62,065,000	62,028,000
Purchases of investment securities	(16,966,000)	(106,927,000)	(109,139,000)
Net increase in loans made to customers	(130,128,000)	(82,106,000)	(58,353,000)
Net additions to premises and equipment	(755,000)	(877,000)	(5,289,000)

Net Cash Applied to Investing Activities	(108,699,000)	(127,845,000)	(110,753,000)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	41,375,000	126,921,000	69,294,000
Net increase (decrease) in certificates of deposit	25,746,000	5,636,000	(2,579,000)
Net increase (decrease) in short-term borrowings	32,200,000	(8,663,000)	2,282,000
Payments on long-term debt and other borrowings	(9,000)	(8,000)	(7,000)
Proceeds from long term debt and other borrowings	10,310,000	-	6,000,000
Cash dividends paid	(834,000)	(755,000)	(676,000)
Proceeds from issuance of common stock	398,000	186,000	187,000

Net Cash Provided by Financing Activities	109,186,000	123,317,000	74,501,000

Net Increase in Cash and Cash Equivalents	11,334,000	2,036,000	(27,855,000)
Cash and cash equivalents, at beginning of period	26,445,000	24,409,000	52,264,000

Cash and Cash Equivalents, at End of Period	$ 37,779,000	$ 26,445,000	$ 24,409,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$ 15,897,000	$ 8,485,000	$ 3,648,000

Income taxes	$ 7,525,000	$ 5,622,000	$ 3,918,000

The accompanying notes are an integral part of these consolidated financial statements.

San Joaquin Bancorp and Subsidiaries Notes to Consolidated Financial Statements

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

San Joaquin Bancorp is a bank holding company, incorporated in the state of California, for the purpose of acquiring all the capital stock of San Joaquin Bank, an insured member bank, through a holding company reorganization. The Reorganization was effective at the close of business July 31, 2006. San Joaquin Bank is a California state-chartered Bank that commenced operations in December 1980. The Company has four operating branches, three located in Bakersfield, California, and one in Delano, California. San Joaquin Bank is insured by the Federal Deposit Insurance Corporation and is a member of the Federal Reserve. The majority of the Company's business activity is with customers located within the County of Kern, California.

In 1987, San Joaquin Bank formed a subsidiary, Kern Island Company, to acquire, develop, sell or operate commercial or residential real property located in the Company's market area. In 1993, the Bank formed a limited partnership, Farmersville Village Grove Associates (a California limited partnership), to acquire and operate low-income housing projects under the auspices of the Rural Economic and Community Development Department (formerly Farmers Home Administration), United States Department of Agriculture. Kern Island Company is the 5% general partner and San Joaquin Bank is the 95% limited partner.

During August 2006, San Joaquin Bancorp formed San Joaquin Bancorp Trust #1, a Delaware statutory business trust, for the purpose of completing a private placement of $10 million in floating rate trust preferred securities.

The following is a summary of the Company's significant accounting policies.

The accounting and reporting policies of San Joaquin Bancorp and its subsidiaries conform to accounting principles generally accepted in the United States of America and general practice in the banking industry.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Basis of consolidation

The consolidated financial statements include San Joaquin Bancorp, and its wholly owned subsidiaries. All financial information presented in these financial statements includes the operations of the Bank year-to-date and on a comparative basis in prior years. All material intercompany accounts and transactions have been eliminated in consolidation. San Joaquin Bancorp Trust #1 was established for the purpose of issuing trust preferred securities. Based on the requirements of the Financial Accounting Standards Board Interpretation (FIN) 46R and accepted industry interpretation and presentation, the trust has not been consolidated. Instead, the Company’s investment in the trust are included in other assets on the balance sheet and junior subordinated debentures are presented in long-term debt (Note 9).

Cash and Cash Equivalents

Cash and cash equivalents from banks include cash on hand, balances with the Federal Reserve Bank, balances due from other banks, and federal funds sold readily convertible to known amounts of cash and are generally 90 days or less from maturity at the time of purchase, presenting insignificant risk of changes in value due to interest rate changes. The Company is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Company’s average daily deposit balances. At December 31, 2006, the Company had required balances and compensating balances with the Federal Reserve of $1,681,000.

Investment securities

The Company classifies its qualifying investments as trading, available-for-sale or held-to-maturity, in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management has reviewed the securities portfolio and classified securities as either held-to-maturity or available-for-sale. The Company’s policy of classifying investments as held-to-maturity is based upon its ability and management’s intent to hold such securities to maturity. Securities expected to be held-to-maturity are carried at amortized historical cost. All other securities are classified as available-for-sale and are carried at fair value. Fair value is determined based upon quoted market prices. Unrealized gains and losses on securities available-for-sale are included in shareholders’ equity on an after-tax basis. Gains and losses on dispositions of investment securities are included in noninterest income and are determined using the specific identification method.

Loans

Loans are stated at the principal amount outstanding, net of deferred and unearned income and the allowance for possible loan losses. Interest on loans is accrued monthly on a simple interest basis.

In general, loans are placed on a non-accrual basis when there is significant doubt as to collectibility of interest or principal, or when interest or principal becomes 90 days past due unless the loan is secured and in the process of collection. Interest accrued but uncollected is reversed when a loan is placed on a non-accrual basis. Loans are restored to an accrual basis only when payments are current and the borrower has demonstrated an ability and an intent to perform in accordance with the terms of the loan agreement. Foreclosed assets to be held and used are treated the same way they would be had the assets been acquired in a manner other than through foreclosure. These assets are periodically reviewed for impairment if conditions indicate that the carrying amount of the asset may not be recoverable.

The Company defers both non-refundable loan fees and direct origination costs of loans. The deferred fees and costs are amortized into income over the expected lives of the related loans.

Allowance for possible loan losses and liability for off-balance sheet exposure

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended, and SFAS No. 5, "Accounting for Contingencies", are the primary sources of guidance on accounting for loan losses and liability for off-balance sheet exposure. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Management believes that the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, review the allowance for possible loan losses. These agencies may require additions to the allowance based on their judgment about information available at the time of their examination.

Management also evaluates the liability for off-balance sheet exposure from unfunded commitments and standby letters of credit in accordance with SFAS No. 5. SFAS No. 5 states that if a loss contingency exists, the likelihood that the future event or events will confirm the loss or impairment of an asset can range from remote to probable. Recognition of a liability is required only if a loss is probable and can reasonably be estimated. The liability for unfunded commitments and standby letters of credit is presented as part of other liabilities in the balance sheet. The liability for unfunded commitments and standby letters of credit was $0 at December 31, 2006 and 2005.

Premises and equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets which range from 25 years for buildings, 5 to 20 years for leasehold improvements and 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to operating expenses and betterments are capitalized.

Leases

The Company leases two of its branch offices. Leases are accounted for as capital leases or operating leases based upon the requirements of GAAP. Specifically, when the terms of the lease indicate that the company is leasing the building for most of its useful economic life or the sum of the lease payments represents most of the fair value of the building, the transaction is accounted for as a capital lease wherein the building is recognized as an asset of the Company and the net present value of the contracted lease payments is recognized as a long-term liability.

Other real estate owned

Other real estate owned consisting of properties acquired as a result of foreclosure of loans or loans considered in-substance foreclosures where the Company is in the process of foreclosing are carried at the lower of the loan balance or appraised value net of estimated selling costs. Foreclosed assets to be held and used are treated the same way they would be had the assets been acquired in a manner other than through foreclosure. These assets are periodically reviewed for impairment if conditions indicate that the carrying amount of the asset may not be recoverable.

Income taxes

There are two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported net amounts. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The provision for income taxes is based on pretax financial accounting income.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense was $254,000, $281,000 and $207,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Derivative financial instruments

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, provides guidance on accounting for derivative instruments. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics. SFAS No. 133 requires that all derivatives be recorded at fair value on the balance sheet. Certain derivatives that meet specific criteria qualify for hedge accounting under SFAS No. 133. If a derivative does not meet specific criteria, the ineffective portion of gains or losses associated with changes in its fair value are immediately recognized in the income statement.

Federal Home Loan Bank stock, Federal Reserve Stock

As a member of the Federal Home Loan Bank (FHLB), the Company is required to maintain an investment in capital stock of the FHLB. In addition, as a member of the Federal Reserve Bank (FRB), the Company is required to maintain an investment in capital stock of the FRB. The investments in both the FHLB and the FRB are carried at cost in the accompanying consolidated statements of condition under other assets and are subject to certain redemption requirements by the FHLB and FRB.

Common stock

The Company has authorized 20,000,000 shares of common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or dates, conversion prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. The Company has also authorized 5,000,000 shares of preferred stock. However, no preferred stock was issued and outstanding at December 31, 2006 and 2005.

Comprehensive income (loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is equal to net income plus the change in “other comprehensive income,” as defined by SFAS No. 130. This statement requires the Company to report income and (loss) from non-owner sources. The components of other comprehensive income currently applicable to the Company are net unrealized gains and losses on interest rate cap contracts, net unrealized gains and losses on available-for-sale investment securities, and unamortized post-retirement benefit obligation resulting from the implementation of the requirements under SFAS No. 158. SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet.

Earnings per share

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share”, which was adopted by the Company for the year ended December 31, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures.

Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement applies to financial statements for fiscal years ending after December 15, 2002. It is an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation and also amends the disclosure provisions of SFAS No. 123. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar equity instruments.

However, both also allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Prior to January 1, 2006, the Company accounted for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Bulletin ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. No compensation expense was recognized in the financial statements for employee stock arrangements, as the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share, had the Company adopted the fair value method of accounting for stock-based compensation. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differs from the Company’s stock option awards. The Company’s calculations were made using the Black-Scholes option pricing model and requires subjective assumptions, including future stock price volatility, future dividends, and expected time to exercise, which greatly affect the calculated values.

A summary of the pro forma effects to reported net income and earnings per share, as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, for the years ended December 31, 2005 and 2004:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2005	December 31, 2004

Net Income, as reported	$6,624,000	$5,408,000

Add: Stock-based employee compensation
expense included in reported net income
net of related tax effects	-	-

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects	(1,153,000)	(150,000)

Pro Forma Net Income	$ 5,471,000	$ 5,258,000

Earnings per Share:
Basic -- as reported	$ 1.94	$ 1.60
Basic -- pro forma	$ 1.60	$ 1.55

Diluted -- as reported	$ 1.81	$ 1.50
Diluted -- pro forma	$ 1.50	$ 1.46

SFAS No. 123 was revised in December 2004 (SFAS 123(R)) to require that, effective for periods beginning after June 15, 2005, the Company begin using the fair market value method for valuing and accounting for stock options. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule which delayed the implementation date for the new requirements until 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) on a prospective basis.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Hybrid financial instruments are single financial instruments that contain an embedded derivative. Under SFAS No. 155, entities can elect to record certain hybrid financial instruments at fair value as individual financial instruments. Prior to this amendment, certain hybrid financial instruments were required to be separated into two instruments — a derivative and host — and generally only the derivative was recorded at fair value. SFAS No. 155 also requires that beneficial interests in securitized assets be evaluated for either freestanding or embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not expect the adoption of this new standard to have a material impact on its financial position or results of operations.

In March 2006, FASB SFAS No. 156, Accounting for Servicing of Financial Assets—An Amendment of SFAS No. 140., was issued. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS No. 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value. The provisions of SFAS No. 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on its financial position or results of operations.

On July 13, 2006, FASB issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (the "Interpretation"). FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines of the Interpretation, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means “a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which the Interpretation is adopted. The Company plans to adopt the new interpretation in 2007. The Company does not expect the adoption of this new standard to have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for the year beginning January 1, 2008, with early adoption permitted on January 1, 2007. The Company does not expect the adoption of this new standard to have a material impact on its financial position or results of operations.

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R)". SFAS No. 158 requires the recognition of the funded status of the Company's benefit plans as a net liability or asset, which requires an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. SFAS No. 158 further requires the Company to measure its benefit obligations as of the balance sheet date. The Company adopted these recognition and disclosure provisions of SFAS No. 158 effective December 31, 2006, which required recognition of the previously unrecognized transition obligation for the Company’s pension benefits and postretirement medical benefit program. The following table illustrates the adjustments recorded to adopt SFAS No. 158:

Incremental Effect of Applying SFAS No. 158 on Individual Line Items in the Statement of Financial Position December 31, 2006

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Deferred Income Taxes	$ 4,923,000	$ 1,309,000	$ 6,232,000
Total Assets	747,621,000	1,309,000	748,930,000
Liability for Pension Benefits	4,891,000	2,857,000	7,748,000
Total Liabilities	700,207,000	2,857,000	703,064,000
Accumulated Other Comprehensive Income/(Loss)	(85,000)	(1,548,000)	(1,633,000)
Total Stockholders' Equity	$ 47,414,000	$ (1,548,000)	$ 45,866,000

FAS 158 requires the Company to measure its benefit obligations as of the balance sheet date effective December 31, 2008. The Company currently uses a December 31 measurement date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. Management is currently evaluating the effects of adopting SFAS No. 159 on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company has historically focused on the impact of misstatements on the income statement, including the reversing effect of prior year misstatements. With a focus on the income statement, the Company’s analysis can lead to the accumulation of misstatements in the balance sheet. In applying SAB 108, the Company must also consider accumulated misstatements in the balance sheet. SAB 108 permits companies to initially apply its provisions by recording the cumulative effect of misstatements as adjustments to the balance sheet as of the first day of the fiscal year, with an offsetting adjustment recorded to retained earnings, net of tax. As a result of the implementation, the Company corrected certain misstatements in prior year financial statements. These misstatements were not material for each of the years in which they were made, nor were they material on a cumulative basis.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

NOTE 2 - INVESTMENT SECURITIES

At December 31, 2006, the investment securities portfolio was comprised of securities classified by the Company as held-to-maturity and as available-for-sale, in accordance with SFAS No. 115. The Company has the ability and intent to hold the held-to-maturity securities in its investment portfolio to maturity. Therefore, the resulting investment securities classified as held-to-maturity are being carried at amortized cost. The available-for-sale securities are carried at fair value at December 31, 2006 with unrealized gains or losses included as a component of other comprehensive income recorded in shareholders’ equity. The amortized cost and estimated market value of total investment securities at December 31, 2006 and 2005 are as follows:

		Gross Unrealized	Gross Unrealized
December 31, 2006	Amortized Cost	Gains	Losses	Market Value

Held-to-Maturity Securities:
U.S. Treasury securities	$ 16,983,000	$ 5,000	$ (74,000)	$ 16,914,000
Securities of U.S. government
agencies and corporations	72,755,000	4,000	(979,000)	71,780,000
Obligations of states and
political subdivisions	-	-	-	-
Mortgage-backed securities	51,084,000	-	(1,463,000)	49,621,000
Other securities	-	-	-	-

Total Held-to-Maturity Securities	140,822,000	9,000	(2,516,000)	138,315,000

Available-for-Sale Securities:
U.S. Treasury securities	$ -	$ -	$ -	$ -
Securities of U.S. government
agencies and corporations	-	-	-	-
Obligations of states and
political subdivisions	4,646,000	18,000	(15,000)	4,649,000
Mortgage-backed securities	-	-	-	-
Other securities	2,500,000	-	(77,000)	2,423,000

Total Available-for-Sale Securities	7,146,000	18,000	(92,000)	7,072,000

Total Investment Securities	$ 147,968,000	$ 27,000	$ (2,608,000)	$ 145,387,000

		Gross Unrealized	Gross Unrealized
December 31, 2005	Amortized Cost	Gains	Losses	Market Value

Held-to-Maturity Securities:
U.S. Treasury securities	$ 29,016,000	$ -	$ (215,000)	$ 28,801,000
Securities of U.S. government
agencies and corporations	74,587,000	10,000	(936,000)	73,661,000
Obligations of states and
political subdivisions	1,876,000	9,000	(12,000)	1,873,000
Mortgage-backed securities	62,157,000	1,000	(1,534,000)	60,624,000
Other securities	-	-	-	-

Total Held-to-Maturity Securities	167,636,000	20,000	(2,697,000)	164,959,000

Available-for-Sale Securities:
U.S. Treasury securities	$ -	$ -	$ -	$ -
Securities of U.S. government
agencies and corporations	-	-	-	-
Obligations of states and
political subdivisions	-	-	-	-
Mortgage-backed securities	-	-	-	-
Other securities	2,500,000	-	(72,000)	2,428,000

Total Available-for-Sale Securities	2,500,000	-	(72,000)	2,428,000

Total Investment Securities	$ 170,136,000	$ 20,000	$ (2,769,000)	$ 167,387,000

As of December 31, 2006, securities carried at $121,427,000 were pledged to secure public deposits, other deposits, and short-term funding needs as compared to $15,029,000 at December 31, 2005.

The book value and market value of securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Unrealized Gain
	Amortized Cost	(Loss)	Market Value

Held-to-Maturity Securities:
Due in one year or less	$ 22,974,000	$ (120,000)	$ 22,854,000
Due after one year through five years	59,288,000	(798,000)	58,490,000
Due after five years through ten years	13,216,000	(316,000)	12,900,000
Due after ten years	45,344,000	(1,273,000)	44,071,000

Total Held-to-Maturity Securities	$140,822,000	$(2,507,000)	$138,315,000

Available-for-Sale Securities:
Due in one year or less	$ 627,000	$ 4,000	$ 631,000
Due after one year through five years	1,016,000	(10,000)	1,006,000
Due after five years through ten years	421,000	(5,000)	416,000
Due after ten years	2,582,000	14,000	2,596,000
No stated maturity	2,500,000	(77,000)	2,423,000

Total Available-for-Sale Securities	$ 7,146,000	$ (74,000)	$ 7,072,000

Total Investment Securities	$ 147,968,000	$ (2,581,000)	$ 145,387,000

Substantially all of the held-to-maturity securities set forth in the preceding table are investment-grade debt securities which have experienced a decline in fair value due to changes in market interest rates, not in estimated cash flows. Since the Company has the intent and ability to retain its investment in these securities for a period of time to allow for any anticipated recovery in market value, no other than temporary impairment was recorded on these securities during 2006.

In March 2006, certain securities were transferred from held-to-maturity to available-for-sale. At the time of transfer, these securities had a carrying value of $2,834,000 and a net unrealized loss of $21,000. The transfer of the securities to the available-for sale category was based upon a change in the Company's intent with respect to holding the securities to maturity.

NOTE 3 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

Loans by major category consist of the following as of December 31:

	2006	2005

Commercial and industrial loans	$63,753,000	$ 55,895,000
Real estate loans	451,608,000	333,121,000
Installment loans	1,535,000	1,719,000
Loans to finance agricultural production	20,864,000	18,211,000
All other loans	1,000	4,000

	537,761,000	408,950,000
Less: Allowance for possible loan losses	8,409,000	7,003,000
Less: Deferred loan fees	1,353,000	1,550,000

Net Loans	$ 527,999,000	$ 400,397,000

Changes in the allowance for possible loan losses are as follows:

	Twelve Months Ended December 31

	2006	2005	2004

Beginning Balance	$ 7,003,000	$ 5,487,000	$ 4,819,000
Provision charged to expense	1,730,000	1,200,000	1,200,000
Loans charged off	(514,000)	(860,000)	(819,000)
Recoveries	190,000	298,000	335,000
Reclassification from (to) allowance for off-balance sheet risks (*)	-	878,000	(48,000)

Ending Balance	$ 8,409,000	$ 7,003,000	$ 5,487,000

(*) Allowance for off-balance sheet risks is presented as part of the accrued interest and other liabilities in the balance sheet.

At December 31, 2006 and 2005, the Company had loans amounting to approximately $3,045,000 and $4,676,000, respectively, that were specifically classified as loans that when based on current information and events, it is possible that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Of these loans, $457,000 and $1,664,000, respectively, are secured by real estate, and $0 and $196,000, respectively, are SBA loans guaranteed by the U.S. Government. Total reserves allocated to classified loans were $1,059,000 for 2006 and $1,412,000 for 2005.

At December 31, the recorded investment in loans that were considered impaired under SFAS No. 114 was $0 in 2006 and 2005. As such, there were no reserves allocated to impaired loans at these dates.

There are no commitments to lend additional funds to the borrowers of impaired or non-accrual loans at December 31, 2006.

Concentrations of Credit risk

Most of the Company's business is with customers located within the County of Kern, California. The loan portfolio is well diversified, although the Company has significant credit arrangements that are secured by real estate collateral. The Company makes real estate loans for both development and long-term financing. The Company's real estate loan portfolio was as follows at December 31:

	2006	2005

Construction and land development	$177,493,000	$ 100,115,000
Secured by residential properties	19,950,000	13,468,000
Secured by farmland	54,974,000	47,665,000
Secured by commercial properties	199,191,000	171,873,000

	$ 451,608,000	$ 333,121,000

In addition to real estate loans outstanding, the Company had loan commitments and standby letters of credit related to real estate loans of $102,994,000 and $96,069,000 at December 31, 2006 and 2005, respectively.

The Company extends credit to a number of borrowers that may be engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2006, 2005, and 2004 there were extensions of credits to churches totaling approximately $77,920,000, $64,167,000, and $24,287,000, respectively.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2006	2005

Cost:
Land	$ 909,000	$ 909,000
Building	5,927,000	5,428,000
Leasehold improvements - building	837,000	823,000
Furniture and equipment	4,169,000	4,062,000
Construction in process	190,000	217,000
Total Cost	12,032,000	11,439,000
Less: Accumulated depreciation and amortization	4,410,000	3,762,000

Total Premises and Equipment	$ 7,622,000	$ 7,677,000

Depreciation and amortization expense for premises and equipment amounted to $894,000, $939,000, and $627,000 in 2006, 2005, and 2004, respectively.

One of the Company's branch office locations is subject to a non-cancelable operating lease agreement expiring in 2016 with renewal option periods extending through 2026. At December 31, 2006, minimum rental commitments for non-cancelable operating leases are as follows:

Year Ending	Minimum
December 31	Payments
2007	$ 82,000
2008	82,000
2009	82,000
2010	82,000
2011	82,000
Thereafter	341,000

Total Minimum Payments	$ 751,000

Minimum payments do not include rental payments that would be due if the Company were to renew the leases when they expire. Management does not expect to renew both leases when they expire. Rent expense for the years ended December 31, 2006, 2005, and 2004 amounted to $126,000, $139,000, and $142,000, respectively.

NOTE 5 - INVESTMENT IN REAL ESTATE

The investment in other real estate owned consists of a 48-unit seniors apartment project located in Farmersville, California. This project is financed by the Rural Economic and Community Development Department (formerly Farmers Home Administration), United States Department of Agriculture (RECD). The Company acquired the project by a grant deed executed in lieu of foreclosure pursuant to a judgment entered December 3, 1991, in Kern County Superior Court. The deed was executed in settlement of a $400,000 loan owed to the Company. Concurrent with the acquisition, the Company assumed an $880,000 loan payable to the RECD. The project is operated by Farmersville Village Grove Associates, a California limited partnership, in which San Joaquin Bank is the 95% limited partner and its wholly-owned subsidiary, Kern Island Company, is the 5% general partner.

The investment in other real estate owned was originally recorded at the outstanding loan amount in addition to the balance of the note payable assumed by the Company as noted above, and consists of the following at December 31:

	2006	2005

Cost:
Building & improvements	$ 1,430,000	$ 1,430,000
Land	49,000	49,000
Total Cost	1,479,000	1,479,000
Less: Accumulated depreciation	836,000	769,000

Total Investment in Real Estate	$ 643,000	$ 710,000

Depreciation expense for the investment in real estate was $67,000, $60,000, and $59,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The carrying value is not considered to be impaired. The Company accounts for this property as a foreclosed asset to be held and used, as the Company applied for and was granted an exemption by the FDIC from the regulatory requirement to divest of real estate owned within specified time periods.

NOTE 6 - DERIVATIVES

It is the objective of the Company to manage exposure of its assets and liabilities to interest rate risk including repricing mismatch risk and basis risk. These risks are explained below:

  Interest rate risk overall is the potential for loss of future income or economic value of equity caused by an adverse change in interest rates;
  Repricing mismatch risk is the potential for loss of earnings or economic value of equity that occurs when assets and liabilities have different average maturities or repricing dates;
  Basis risk is the potential for loss of earnings or economic value of equity that most commonly occurs when variable-rate assets and liabilities are tied to different indices.

The Company uses derivatives as part of its risk management to hedge exposure to the above risks. In particular, the Company uses two types of hedge instruments to manage these risks:

  Cash flow hedges, in the form of interest rate caps, that hedge against interest rate changes that may affect expected future cash flows in the form of additional interest expense on deposit liabilities; and
  Fair value hedges, in the form of interest rate swaps, that hedge against interest rate changes that may affect the fair value of loan assets and lower interest income.

During the term of the hedges, both the cash flow and fair value hedge relationships are expected to be highly effective in achieving offsetting cash flows and changes in fair value, respectively, attributed to the hedged risks. An assessment of effectiveness is performed at least quarterly in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to correspond to financial statement reporting. Any amounts of the hedges’ ineffectiveness are recognized in earnings during the period being reported. Under SFAS No. 133, these derivatives are carried at fair value and are included in other assets or other liabilities in the consolidated balance sheet if they have a positive or negative fair value, respectively.

Each derivative instrument utilized is explained in more detail below.

Cash Flow Hedges

The Company entered into two interest rate cap contracts with a third party for non-trading purposes, to manage the risk that changes in interest rates will affect the amount of interest expense of our deposits. The interest rate cap contracts qualify as derivative financial instruments as an end user to hedge the interest rate exposure of existing assets and liabilities. Interest rate caps are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap rate. Such instruments are typically linked to long-term debt, short-term borrowings and pools of similar residential mortgages. Interest rate cap contracts are accounted for on an accrual basis with revenue or expenses recognized as adjustments to income or expense on the underlying linked assets or liabilities. These contracts are recorded at fair market value and the related unrealized gains or losses on these contracts are deferred as a component of other comprehensive income recorded in shareholders’ equity. These deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. Over the 12 months ending December 31, 2007, the Company expects to amortize $61,000 of the unrealized loss as an adjustment to interest expense. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

Interest rate cap contracts generally are not terminated. When terminations do occur, gain or losses are recorded as adjustments to the carrying value of the underlying assets or liabilities and recognized as income or expense over either the remaining expected lives of such underlying assets or liabilities or the remaining life of the instrument. In circumstances where the underlying assets or liabilities are sold, any remaining carrying value adjustments and the cumulative change in value of any open positions are recognized immediately as a component of the gain or loss on disposition of such underlying assets or liabilities. If an interest rate cap contract is considered to be no longer effective, any deferred gain or loss on the contract is recognized immediately in income.

At December 31, 2006, we had interest rate cap contracts on $14,000,000 notional amount of indebtedness. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively. Notional amount of $14,000,000 outstanding contracts will mature on June 2, 2008. No portion of the interest rate cap contracts was ineffective for the years ended December 31, 2006, 2005, and 2004; therefore, no gain or loss was recognized in earnings for these periods.

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

The interest rate swap agreements are considered to be a hedge against changes in the fair value of certain fixed rate loans. The interest rate swap agreements are fair value hedges that qualify as derivative financial instruments under SFAS No. 133 and are accounted for under the short-cut method. These hedges are considered perfectly effective against changes in the fair value of the loan due to changes in the benchmark interest rate over its term. Accordingly, the hedges are recorded at fair value on the balance sheet and any changes in fair value of the swap is recognized currently in earnings and the offsetting gain or loss on the hedged assets attributable to the hedged risk is recognized currently in earnings.

As of December 31, 2006, we had interest rate swap agreements on $29,915,000 notional amount of indebtedness. At December 31, 2006, the fair value of the swaps was a liability of $796,000 and is included with other liabilities on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the hedged item. No portion of the interest rate swap agreements was ineffective for the years ended December 31, 2006, 2005, and 2004; therefore, no gain or loss was recognized in earnings for these periods.

NOTE 7 - DEPOSITS

Deposits include the following:

	2006	2005

Noninterest-bearing	$189,792,000	$186,266,000

NOW	25,773,000	25,163,000
Money market	255,126,000	237,415,000
Savings	119,132,000	99,604,000
Time deposits & IRAs of $100,000 or more	44,581,000	20,209,000
Other time deposits & IRAs	8,250,000	6,876,000

Total Interest-Bearing Deposits	452,862,000	389,267,000

Total Deposits	$642,654,000	$575,533,000

At December 31, 2006, the scheduled maturities of time certificates of deposit are as follows:

2007	$ 50,833,000

2008	1,711,000

2009	287,000

$ 52,831,000

The Company may occasionally obtain brokered deposits as an additional source of funding. At December 31, 2006, the Company held brokered time deposits totaling $11,498,000. Of these balances, $1,502,000 are included in time deposits of less than $100,000 and have a remaining maturity of 1 year or less. The remaining 9,996,000 are included in time deposits of $100,000 or more and have a remaining maturity of 1 year or less.

NOTE 8 - SHORT TERM BORROWINGS

The Company had collateralized and uncollateralized federal fund lines of credit with other correspondent banks aggregating $15,000,000, and Federal Home Loan Bank (“FHLB”) lines of credit totaling $71,331,000 at December 31, 2006. At December 31, 2006 and 2005, the Company had advances on its lines of credit in the amount of $32,200,000 and $0, respectively. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by investment securities. As of December 31, 2006, $75,218,000 in investment securities were pledged as collateral for FHLB advances. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

Securities sold under agreements to repurchase generally mature within one day from the transaction date. The Company agrees to sell certain U.S. Treasury and U.S. Agency securities, which are owned by the Company, to customers of the Company on an overnight basis, subject to master repurchase agreements executed in advance by the Company and its customers. U.S. Treasury and U.S. Agency securities sold under agreements to repurchase are delivered to a third-party correspondent Company where they are held in a separate account, segregated from the Company’s other investment securities held at the same correspondent Company. The Company agrees, under the terms of the master repurchase agreements, to repurchase all securities sold under this program on the maturity date of the repurchase agreement.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2006

Average balance during the year	$ -
Average interest rate during the year	0.00%
Maximum balance during the year	$ -

Securities underlying the agreements at year-end:
Carrying value	-
Estimated fair value	-

	2005

Average balance during the year	$ 2,042,000
Average interest rate during the year	1.72%
Maximum balance during the year	$ 6,796,000

Securities underlying the agreements at year-end:
Carrying value	-
Estimated fair value	-

NOTE 9 - LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following at December 31:

	2006	2005

Mortgage note payable, 9% stated rate - matures 2030	$ 788,000	$ 797,000

Subordinated note, 3 month LIBOR + 2.7% floating rate - due 2019	6,000,000	6,000,000

Junior subordinated note, 3 month LIBOR + 1.6% floating rate - due 2036	10,000,000	-

Junior subordinated note, 3 month LIBOR + 1.6% floating rate - due 2036	310,000	-

Total Long-Term Debt	$ 17,098,000	$ 6,797,000

The mortgage note payable is secured by a 48-unit seniors apartment project and is payable in monthly installments of $2,300 including interest at a stated rate of 9%. The loan matures in 2030. The note is classified as a Rural Rental Housing (RRH) loan issued pursuant to the Housing Act of 1949. Under the RRH program, the borrower pays interest at a rate lower than the stated rate.

The subordinated note is a capital security that qualifies as Tier 2 capital pursuant to capital adequacy guidelines promulgated by the federal regulatory agencies. The subordinated note matures in 2019. The Company may redeem the subordinated note, at par, on or after April 23, 2009, subject to compliance with California and federal banking regulations. The subordinated note resets quarterly and bears interest at a rate equal to the three-month LIBOR index plus a margin of 2.70% .

Both junior subordinated notes are related to the issuance of trust preferred securities. On September 1, 2006, San Joaquin Bancorp and San Joaquin Bancorp Trust #1, a Delaware statutory trust, entered into a Purchase Agreement with TWE, Ltd. for the sale of $10 million of floating rate trust preferred securities issued by the Trust and guaranteed by the Company.

On September 1, 2006, the Trust issued $10 million of trust preferred securities to TWE, ltd. and $310,000 of common securities to the Company under an Amended and Restated Declaration of Trust, dated as of September 1, 2006. The trust preferred securities are guaranteed by the Company on a subordinated basis pursuant to a Guarantee Agreement, dated as of September 1, 2006.

The trust preferred securities have a floating annual rate, reset quarterly, equal to the three-month LIBOR plus 1.60% . These securities mature September 30, 2036 and can be redeemed after September 30, 2011. Each of the trust preferred securities represents an undivided interest in the assets of the Trust.

The Company owns all of the Trust's common securities. The Trust's only assets are the junior subordinated notes issued by the Company on substantially the same payment terms as the trust preferred securities. The Company's junior subordinated notes were issued pursuant to an indenture dated as of September 1, 2006.

The Federal Reserve Bank of San Francisco has advised the Company that the trust preferred securities are eligible as Tier 1 capital.

Estimated future maturities of long-term debt at December 31, 2006 are as follows:

Years Ending
December 31
2007	$ 10,000
2008	11,000
2009	12,000
2010	13,000
2011	14,000
Thereafter	17,038,000
$ 17,098,000

NOTE 10 - CONTINGENCIES

In the normal course of business, the Company occasionally becomes party to litigation. In the opinion of management, based upon advice of legal counsel, pending or threatened litigation involving the Company will not have a material adverse effect upon its financial condition or results of operations.

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The balance sheet does not reflect various commitments relating to financial instruments with off-balance sheet risk which are used in the normal course of business. In addition to derivatives, these instruments include commitments to extend credit and standby letters of credit. Management does not anticipate that the settlement of these financial instruments will have a material adverse effect on the Company's financial position.

These financial instruments carry various degrees of credit risk. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract.

The contractual amounts of commitments to extend credit and standby letters of credit represent the amount of credit risk. Since many of the commitments and letters of credit are expected to expire without being drawn, the contractual amounts do not necessarily represent future cash requirements.

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Company receives a fee for providing a commitment. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on management's evaluation. Collateral held varies but may include accounts receivable, inventory, property, equipment and real estate.

Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial market.

The following is a summary of commitments to extend credit and standby letters of credit at December 31:

	2006	2005

Commitments to extend credit	$ 291,717,000	$ 224,027,000
Standby letters of credit	$ 10,537,000	$ 8,676,000

NOTE 12 - STOCK BASED COMPENSATION PLANS

The Bank has two stock option plans pursuant to which common stock of the Company may be acquired. The Company adopted the plans to retain and motivate key employees and enhance shareholder value by aligning the financial interests of those employees with those of shareholders.

On May 1, 1989, the Board of Directors of the Bank adopted and approved the San Joaquin Bank Stock Option Plan dated May 1, 1989. The plan was approved by the shareholders on April 18, 1989. Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and each option is exercisable in specified increments up to 10 years from the date of grant. A total of 463,000 new shares of the Bank’s common stock were originally available for grant under the 1989 Plan. As of December 31, 2006, there were options outstanding under the 1989 Plan to purchase an aggregate of 83,150 shares of the Company’s common stock. The plan terminated on May 1, 1999. Accordingly, no new options can be granted under this plan.

On February 20, 1999, the Bank's Board of Directors adopted and approved the San Joaquin Bank 1999 Stock Incentive Plan. The plan was approved by shareholders on May 25, 1999 and became effective on June 1, 1999. This Plan terminates on May 31, 2009. A total of 600,000 new shares of the Bancorp’s common stock were initially available for grant under the 1999 Plan. If an option granted under the 1999 Plan expires, is cancelled, forfeited or terminates without having been fully exercised, the unpurchased shares which were subject to that option again become available for the grant of additional options under the 1999 Plan. As of December 31, 2006, 396,465 options have been granted under the 1999 Plan, 17,500 have been exercised, 356,015 are currently outstanding, and 226,485 shares remain available for issuance under the 1999 Plan.

Following the Reorganization, San Joaquin Bancorp assumed sponsorship of the plans as the San Joaquin Bancorp Stock Option Plan (the "1989 Plan") and the San Joaquin Bancorp 1999 Stock Incentive Plan (the "1999 Plan") for the purpose of administering any and all outstanding option awards under the plans on a prospective basis. Subject to the terms of the 1999 Plan, the Board determines the number of options in the award as well as the vesting and all other conditions.

The 1999 Plan provides for awards in the form of options, which may be ISOs under Section 422 of the Internal Revenue Code (the "Code") or which may be NSOs under Section 83 of the Code. The 1999 Plan provides that ISOs may not be granted at less than 100% of fair market value of the Bank’s common stock on the date of the grant. The options vest at a rate of twenty percent annually over the first five years of the option term and have a term of ten years. In the event that the Optionee possesses more than ten percent (10%) of the total combined voting power of all classes of stock of the Bank on the date the options are granted, then the exercisable price per share of ISOs granted must be not less than one hundred ten percent (110%) of the fair market value of the underlying shares of the Bank’s common stock on the date the options were granted as determined by the Bank’s Board of Directors, and the options must terminate on the fifth anniversary of the grant date.

Effective December 31, 2005, the Board of Directors voted to accelerate the vesting of all unvested options to acquire the Company's common stock that were outstanding at that date (the "Acceleration"), except that no options to non-employee directors were affected by the Acceleration. A total of 158,870 shares subject to option were impacted by the Acceleration. As a result of the Acceleration, and based upon estimated Black-Scholes value calculations, the Company will not be required to recognize pretax compensation expense related to the accelerated options of approximately $833,000. Had the Acceleration not occurred, the Company would have had to recognize this expense over the next five years when the Company became subject to the requirements of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment," on January 1, 2006. Under applicable accounting guidance, the company does not expect to record a charge related to the Acceleration. As a result of the acceleration, certain options granted to the Company’s Chairman of the Board and Chief Executive Officer, Bruce Maclin, President, Bart Hill, and two other highest paid executive officers (together the "Named Executive Officers") exceeded the $100,000 limit established by IRS regulation

§1.422 -4. As such, the excess options granted to the Named Executive Officers must be treated as non-statutory options. All other terms and conditions of the accelerated options remained unchanged as a result of the Acceleration.

On December 19, 2006, based upon the recommendation of the Compensation Committee, the Board of Directors approved an amendment to the 1999 Plan, effective as of January 1, 2007. A new section was added to the 1999 Plan which allows the inclusion of a provision in any stock option agreement for a key employee to elect to exercise the option prior to the full vesting. Any unvested shares purchased by a key employee will be subject to forfeiture if the employee ceases to be eligible under the 1999 Plan prior to vesting. The Company will have a repurchase right upon forfeiture of the shares at the original purchase price. The Company also amended the definition of the term “Fair Market Value” so that determination of the exercise price upon grant of options will be based on the closing sale price of the Company’s common stock. The registrant also amended the terms of the 1999 Plan which clarify the time period within which an option may be exercised, so that options shall be exercisable for a minimum period of six months, and a maximum period of one year, following termination of employment due to death or disability; and for a minimum period of 30 days, and a maximum period of 90 days, following termination of employment for all other reasons.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the weighted-average assumptions shown in the following table. Expected long-term future volatility is based upon the historical volatility of the Company's stock for a similar long-term period and then adjusted for the effects of expected future differences. The volatilities of stock prices tend to be "mean reverting" over relatively long time periods, with highly volatile stocks becoming less volatile and low-volatile stocks becoming more volatile. The Company uses historical data on option exercises to determine the expected term within the valuation model. The risk-free rate is based upon the U.S. Treasury yield curve at the time of option grant.

	2006	2005	2004

Expected volatility	18.62%	29.05%	34.69%
Expected term (years)	7.99	7.91	7.86
Risk-free interest rate	4.67%	3.99%	3.81%
Expected dividends	0.66%	0.88%	1.07%

A summary of option activity, as of December 31, 2006, and changes during the year is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2006	436,666	$ 14.09
Granted	58,665	34.90
Exercised	50,316	7.89
Forfeited or Expired	5,850	10.10

Outstanding at December 31, 2006	439,165	17.63	4.76	$ 8,945,791

Exercisable at December 31, 2006	368,600	14.79	4.08	$ 8,555,206

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005, and 2004 was $11.05, $8.89, and $8.83, respectively. During 2006, 2005 and 2004, the Company awarded stock options with an aggregate fair value of $645,000, $578,000 and $517,000, respectively. The fair value of stock options that vested in 2006, 2005, and 2004 was $49,000, $1,317,000, and $224,000, respectively. The Compensation cost that has been charged against income was $145,000 for 2006, and $0 in 2005 and 2004. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $28,000 in 2006 and $0 in 2005 and 2004. The total remaining unearned compensation related to all share-based compensation at December 31, 2006 was $598,000 and will be amortized over a weighted average remaining service period of 3.84 years.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $1,395,000, $867,000, and $745,000, respectively. Cash received from the exercise of stock options was $398,000,

$186,000, and $187,000 for 2006, 2005 and 2004, respectively. The Company did not realize a tax benefit from options exercised in 2006, 2005, or 2004.

NOTE 13 - INCOME TAXES

The provision for income taxes consists of the following:

	2006	2005	2004

Current:
Federal	$ 5,350,000	$ 3,935,000	$ 2,887,000
State	1,773,000	1,399,000	1,046,000

	7,123,000	5,334,000	3,933,000
Deferred:
Federal	(569,000)	(466,000)	(127,000)
State	(188,000)	(126,000)	(331,000)

	(757,000)	(592,000)	(458,000)

Total Provision For Income Taxes	$ 6,366,000	$ 4,742,000	$ 3,475,000

The components of the net deferred tax asset (included in other assets) were as follows:

	2006	2005

Deferred Tax Assets:
Allowance for loan losses	$ 2,173,000	$ 2,161,000
Unrecognized interest on nonaccrual loans	$ 173,000	$ 106,000
Accumulated depreciation	131,000	62,000
Post retirement benefits	3,552,000	1,666,000
Directors' deferred compensation plan	103,000	85,000
Unrealized loss on securities and other financial instruments	73,000	96,000
Stock options - NSOs	27,000	-

Net Deferred Tax Assets	$ 6,232,000	$ 4,176,000

The applicable rate for current and future years is based on the average rate as compared to the effective tax rate for the current period. The Company believes that no valuation allowance is necessary due to the adequacy of future taxable income from reversals of temporary differences and taxable income exclusive of temporary differences.

A reconciliation of the Company's provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 35% at December 31, 2006, 2005, and 2004, respectively, to pretax income is as follows:

	2006	2005	2004

Tax computed at 35%, respectively	$ 5,194,000	$ 3,978,000	$ 3,109,000
Increases (decreases) in taxes resulting from:
State taxes, net of federal income tax benefit	1,046,000	834,000	471,000
Other, net	126,000	(70,000)	(105,000)

Total Provision For Income Taxes	$ 6,366,000	$ 4,742,000	$ 3,475,000

Effective Tax Rate	42.90%	41.72%	39.12%

In 1994, the California Tax Credit Allocation Committee (TCAC), in its role as administrator of the Federal and California low income housing tax credit program, granted approval to the Company for Federal low income housing tax credits in the amount of approximately $50,000 annually for each of the ten following years. Use of these credits was contingent on the Company performing certain capital improvements to a 48-unit senior apartment project owned by the Company (Note 5). The Company completed the capital improvements during 1994. As such, the Company began utilizing the credits beginning in 1994. The credits expired in 2003. A portion of the tax credit is subject to recapture if the project is disposed of before 2009.

NOTE 14 - OTHER COMPREHENSIVE INCOME

Comprehensive income for the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004

Net Income	$ 8,474,000	$ 6,624,000	$ 5,408,000
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) arising during the period on cash flow hedges	37,000	64,000	(12,000)
Unrealized holding gains (losses) arising during the period on securities	3,000	(37,000)	(6,000)
Unamortized post-retirement benefit obligation	(1,548,000)	-	-

Other Comprehensive Income (loss)	(1,508,000)	27,000	(18,000)

Comprehensive Income	$ 6,966,000	$ 6,651,000	$ 5,390,000

The components of other comprehensive income and other related tax effects were as follows:

		December 31, 2006

	Before Tax	Tax effect	Net Amount

Unrealized gains (losses) arising during the period on cash flow hedges	$ 68,000	$ (31,000)	$ 37,000
Unrealized gains (losses) arising during the period on securities	6,000	(3,000)	3,000
Unamortized post-retirement benefit obligation	(2,857,000)	1,309,000	(1,548,000)

Other Comprehensive Income (loss)	$ (2,783,000)	$ 1,275,000	$ (1,508,000)

		December 31, 2005

	Before Tax	Tax effect	Net Amount

Unrealized gains (losses) arising during the period on cash flow hedges	$ 118,000	$ (54,000)	64,000
Unrealized gains (losses) arising during the period on securities	(68,000)	31,000	(37,000)
Unamortized post-retirement benefit obligation	-	-	-

Other Comprehensive Income (loss)	$ 50,000	$ (23,000)	27,000

		December 31, 2004

	Before Tax	Tax effect	Net Amount

Unrealized gains (losses) arising during the period on cash flow hedges	$ (22,000)	$ 10,000	(12,000)
Unrealized gains (losses) arising during the period on securities	(11,000)	5,000	(6,000)
Unamortized post-retirement benefit obligation	-	-	-

Other Comprehensive Income (loss)	$ (33,000)	$ 15,000	(18,000)

Cumulative other comprehensive income balances were:

	Unrealized gains
	(losses) arising	Unrealized gains
	during the period	(losses) arising	Unamortized post-
	on cash flow	during the period	retirement benefit
	hedges	on securities	obligation	Total

Balance at December 31, 2003	$ (134,000)	$ -	$ -	$ (134,000)
Current period change	(12,000)	(6,000)	-	(18,000)
Balance at December 31, 2004	(146,000)	(6,000)	-	(152,000)
Current period change	64,000	(37,000)	-	27,000
Balance at December 31, 2005	(82,000)	(43,000)	-	(125,000)
Current period change	37,000	3,000	(1,548,000)	(1,508,000)

Balance at December 31, 2006	$ (45,000)	$ (40,000)	$ (1,548,000)	$ (1,633,000)

NOTE 15 - BASIC AND DILUTED EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

			Twelve Months Ended December 31
		2006	2005	2004

Basic Earnings per Share:
Net Income		$8,474,000	$6,624,000	$5,408,000
Weighted average common shares outstanding		3,476,000	3,421,000	3,388,000

Basic Earnings per Share		$2.44	$1.94	$1.60

Diluted Earnings per Share:
Net Income		$8,474,000	$6,624,000	$5,408,000
Weighted average common shares outstanding		3,476,000	3,421,000	3,388,000
Dilutive effect of outstanding options		228,000	229,000	218,000

Weighted average common shares outstanding - Diluted		3,704,000	3,650,000	3,606,000

Diluted Earnings per Share		$2.29	$1.81	$1.50

Earnings per share are based on the weighted average number of shares outstanding during the year.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the estimated fair values of financial instruments are disclosed as of December 31, 2006 and 2005. SFAS No. 107 defines fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Fair value estimates were based on existing on-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Where possible, the Company has utilized quoted market prices to estimate fair value. Since quoted market prices were not available for a significant portion of the financial instruments, the fair values were approximated using discounted cash flow techniques.

Fair value estimates are made at a specific point in time, based on judgments regarding future expected loss experience, current economic conditions, risk conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Because no active market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company's assets and liabilities were sold nor does it represent the fair value of the Company as an entity. This information is presented solely for compliance with SFAS No. 107 and is subject to change over time based on a variety of factors.

The following presents the carrying value and estimated fair value of the various classes of on-balance sheet financial instruments held by the Company at December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Assets
Cash and cash equivalents	$ 37,779,000	$ 37,779,000	$ 26,445,000	$ 26,445,000
Investment securities:	147,894,000	145,387,000	170,064,000	167,388,000
Loans, net	527,999,000	518,921,000	400,397,000	404,638,000
Interest rate cap agreements	2,000	2,000	10,000	10,000
Liabilities
Noninterest-bearing deposits	189,792,000	189,792,000	186,266,000	186,266,000
Interest-bearing transaction and savings accounts	400,031,000	400,031,000	362,182,000	362,182,000
Time deposits	52,831,000	52,810,000	27,085,000	27,083,000
Total deposits	642,654,000	642,633,000	575,533,000	575,531,000
Interest rate swap agreements	796,000	796,000	-	-
Short-term borrowings	32,200,000	32,200,000	-	-
Long-term borrowings	17,098,000	16,591,000	6,797,000	6,313,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments. These assumptions were based on subjective estimates of market conditions and perceived risks of the financial instruments at a certain point in time.

Cash and cash equivalents

These financial instruments have maturities within 90 days and are valued at the carrying amounts included in the balance sheet.

Investment securities

The carrying amounts for securities maturing within 90 days of the financial statement date are assumed to approximate fair value provided they do not present unanticipated credit concerns. The fair value of longer term investments and mortgage-backed securities was estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

Loans

Fair values were estimated for portfolios of loans with similar financial characteristics. Loans were segregated by type such as commercial, real estate, credit card and other consumer. Each loan category was further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

The fair values of loans were determined based on discounted cash flow modeling techniques. The discount rate for all other loans was based on the current offer rates for loans made to borrowers with similar credit risks and remaining maturities.

Fair value for significant nonperforming loans was based on the carrying value adjusted for anticipated credit loss risk, estimated time for resolution, valuation of the underlying collateral and other related resolution costs.

Deposit liabilities

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate was estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value estimated does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Short-term borrowing

The fair value of the Company's short-term debt were valued using historical cost due to the relatively short period of time between their origination and their expected realization.

Long-term debt

The fair value of the Company's long-term debt was estimated by discounting contractual cash flows using discount rates based on current rate offered for debt of the same remaining maturity.

NOTE 17 - RELATED PARTY TRANSACTIONS

As part of its normal banking activities, the Company has extended credit to and received deposits from certain members of its Board of Directors and executive officers and companies in which directors have an interest. These related parties had outstanding deposits at the Company approximating $8,518,000 and $9,083,000; and outstanding loans of $4,607,000 and $6,640,000 at December 31, 2006 and 2005, respectively. In the opinion of management, all such extensions of credit and deposit relationships are on terms similar to transactions with non-affiliated parties and involve only normal credit risk with no undue exposure. Each loan has been approved by the Loan Committee of the Board of Directors. During 2006, loan disbursements to related parties amounted to $4,291,000 and repayments from such related parties amounted to $5,264,000, including interest payments.

NOTE 18 - RETIREMENT PLAN 401(k) profit sharing

The Company has a profit sharing plan covering substantially all employees. Under this plan, employees may contribute a percentage of their compensation up to the maximum allowable by law. The employer contributes 50% of the employees' contributions not to exceed 2.5% of the participating employees' compensation, subject to IRS limitations. The Company also makes special discretionary contributions for non-officer employees. Eligible employees become vested in employer contributions subject to a five-year vesting schedule.

Total employer contributions to the plan that were charged to noninterest expense for the years ended December 31, 2006, 2005, and 2004 were $184,000, $135,000, and $122,000, respectively. The special discretionary contribution included in the 2006 total was $107,000.

Deferred compensation plan

During 1997, the Company implemented a Director Deferred Compensation Plan (DCP). This is a non-qualified plan for eligible directors.

Salary continuation plan

During 1997, the Company implemented a Salary Continuation Plan (SCP). This is a non-qualified plan in which the company agrees to pay key executives additional benefits in the future, usually at retirement, in return for satisfactory performance by the executive.

The Company established a Rabbi Trust and purchased Bank Owned Life Insurance policies (the “BOLI”) which are designed to mitigate the Company’s costs associated with the Continuation Agreements by taking advantage of favorable tax treatment associated with the anticipated appreciation in the cash surrender values of the BOLI. The Rabbi Trust is the owner and sole beneficiary of all of the BOLI, with none of the death proceeds shared with the Insureds. The Rabbi Trust is at all times entitled to an amount equal to the BOLI’s cash value, less any policy loans and unpaid interest or cash withdrawals previously incurred and any applicable surrender charges. The aggregate cash surrender values of the BOLI approximated $10,566,000 and $10,179,000, as of December 31, 2006 and 2005, respectively.

The Company's obligation under the Continuation Agreements is that of an unfunded and unsecured promise by the Company to pay money in the future; and the executive, the executive's spouse and the executive's beneficiary are unsecured general creditors with respect to any benefits which may be payable under the terms of the Continuation Agreements.

The total benefits paid under the continuation agreements were designed to be recovered through the use of the BOLI applicable to each executive officer. The life insurance policies are not plan assets; however, the cash surrender value of such life insurance policies is included as an asset on the books of the Company. Based upon current actuarial projections, the entire cost of providing these benefits will ultimately be recovered by the Company through the receipt of the life insurance policy proceeds or redemption of cash surrender proceeds.

The following tables set forth the net periodic post-retirement benefit cost for the years ended December 3:

	Pension Benefits

		Pension Plans			Health Care Plans

	2006	2005	2004	2006	2005	2004

Service Cost	$ 594,000	$ 559,000	$ 409,000	$ -	$ -	$ -
Interest Cost	351,000	297,000	207,000	31,000	29,000	27,000
Expected Return on Plan Assets	-	-	-	-	-	-
Amortization of Net Obligation
at Transition	-	-	-	-	-	-
Amortization of Prior Service Costs	248,000	248,000	171,000	63,000	63,000	63,000
Recognized Net Actuarial (Gain)/Loss	-	6,000	-	-	-	-

Net Periodic Cost	$ 1,193,000	$ 1,110,000	$ 787,000	$ 94,000	$ 92,000	$ 90,000

The net periodic post-retirement benefit cost was determined using the following assumptions:

			Pension Benefits

		Pension Plans		Health Care Plans

	2006	2005	2004	2006	2005	2004

Discount Rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
Salary Scale	5.00%	5.00%	5.00%	N/A	N/A	N/A
Expected Return on Plan Assets	N/A	N/A	N/A	N/A	N/A	N/A

As permitted, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

The funded status of the plan at December 31 is as follows:
	Pension Benefits

	Pension Plans		Health Care Plans

	2006	2005	2006	2005

Change in Benefit Obligation:
Benefit Obligation, January 1	$ 5,611,000	$ 4,138,000	$ 497,000	$ 467,000

Service Cost	594,000	560,000	-	-
Interest Cost	351,000	297,000	31,000	29,000
Plan Amendments	-	616,000	-	-
Benefits Paid and Premiums Paid	-	-	-	-
Actuarial (Gain)/Loss	664,000	-	-	-

Benefit Obligation, December 31	$ 7,220,000	$ 5,611,000	$ 528,000	$ 496,000

Change in Plan Assets:
Plan Assets at Fair Value, January 1	$ -	$ -	$ -	$ -

Actual Return on Plan Assets	-	-	-	-
Company Contributions	-	-	-	-
Benefits Paid and Premiums Paid	-	-	-	-

Plan Assets at Fair Value, December 31	$ -	$ -	$ -	$ -

Funded Status	$ (7,220,000)	$ (5,611,000)	$ (528,000)	$ (496,000)
Unrecognized Net Transitional Obligation	-	-	-	-
Unrecognized Prior Service Cost(1)	1,489,000	1,737,000	251,000	314,000
Unrecognized Net Transitional Obligation(1)	1,117,000	453,000	-	-

Net Amount Recognized	$ (4,614,000)	$ (3,421,000)	$ (277,000)	$ (182,000)

Amounts Recognized in the Statement of
Financial Position:
Prepaid Benefit Cost	$ -	$ -	$ -	$ -
Accrued Benefit Liability	(7,220,000)	(3,421,000)	(528,000)	(182,000)
Intangible Asset	-	-	-	-
Accumulated Other Comprehensive (Income)/Loss	2,606,000	-	251,000	-

Net Amount Recognized	$ (4,614,000)	$ (3,421,000)	$ (277,000)	$ (182,000)

1.)	The unrecognized prior service cost and unrecognized net gain or loss of $1,489,000 and $1,117,000, respectively are now treated as Other Comprehensive Loss under SFAS No.158.

The following table summarizes gains and (losses) net of tax recognized in accumulated other comprehensive income at December 31, 2006:

	Pension Benefits

	Pension Plans		Health Care Plans

	2006	2005	2006	2005

Other Comprehensive Income Attributable to Change
in Additional Minimum Liability Recognition	$ (2,606,000)	$ -	$ (251,000)	$ -

Additional Information for Aggregated Defined
Benefit Pension Plans:

Projected Benefit Obligation	$ 7,220,000	$ 5,611,000	$ 528,000	$ 496,000
Accumulated Benefit Obligation	6,371,000	3,988,000	528,000	496,000
Plan Assets at Fair Value	-	-	-	-

The projected benefit obligation was determined using the following weighted-average assumptions:

			Pension Benefits

	Pension Plans		Health Care Plans

	2006	2005	2006	2005

Discount Rate	6.25%	6.25%	6.25%	6.25%
Expected Return on Plan Assets	N/A	N/A	N/A	N/A
Salary Scale	5.00%	5.00%	N/A	N/A

The following table sets forth the effects of net periodic benefit cost for the fiscal year beginning January 1, 2007:

		Pension Benefits

	Pension Plans		Health Care Plans

		2007	2007

Service Cost	$ 384,000		$ -

Interest Cost
Projected Benefit Obligation at Beginning of Period	$ 7,220,000	$ 528,000
Expected Distributions (Time Weighted)	(92,000)		(10,000)

Average Expected Projected Benefit Obligation	$ 7,128,000	$ 518,000
Discount Rate	6.25%		6.25%
Interest Cost		446,000	33,000

Amortization of Prior Service Costs		248,000	63,000

Amortization of Net Obligation at Transition		-	-

Amortization of Unrecognized (Gains)/Losses
Unrecognized (Gains)/Losses at 1/1/07	$ 1,117,000
Less: 10% of Projected Benefit Obligation	(722,000)

Amount to be Amortized	$ 395,000
Average Future Service (Years)	4.62
Amortized Cost		85,000	-

Net Periodic Pension Cost	$ 1,163,000		$ 96,000

The following table sets forth the estimated future benefits to be paid over the next 10 years under the defined benefit plan:

For the years ending December 31

2007	$ 235,000
2008	316,000
2009	323,000
2010	338,000
2011	428,000
2012-2016	3,216,000

NOTE 19 - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which it is subject.

As of June 30, 2006, the most recent notification from the FDIC categorized the Company as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Company's category). To be categorized as well-capitalized, the Company must maintain minimum ratios as set forth in the table below. The following table also sets forth the Company's actual capital ratios:

			For Capital	To Be Categorized
	2006	2005	Adequacy Purposes	"Well Capitalized"

Tier 1 leverage ratio	8.24%	6.44%	4%	5%
Tier 1 capital to risk-weighted assets	9.16%	8.03%	4%	6%
Total risk-based capital ratio	11.37%	10.51%	8%	10%

Subordinated Note

On April 5, 2004, the Company issued a $6,000,000 floating-rate subordinated note in a private placement. The subordinated note, which was issued pursuant to a purchase agreement dated April 5, 2004 by and between the Company and NBC Capital Markets Group, Inc., matures in 2019. The Company may redeem the subordinated note, at par, on or after April 23, 2009, subject to compliance with California and federal banking regulations. The subordinated note resets quarterly and bears interest at a rate equal to the three-month LIBOR index plus a margin of 2.70% . The subordinated note is a capital security that qualifies as Tier 2 capital pursuant to capital adequacy guidelines.

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

NOTE 20 - SAN JOAQUIN BANCORP (Parent Company Only)

San Joaquin Bancorp was formed in 2006 therefore, no prior year information is being presented.

Balance Sheet

December 31, 2006

ASSETS
Cash and balances due from banks	164,000

Total Cash & Cash Equivalents	164,000

Investment in Subsidiaries	56,009,000
Interest receivable and other assets	7,000

TOTAL ASSETS	56,180,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Long-term debt	10,310,000
Accrued interest payable and other liabilities	4,000

Total Liabilities	10,314,000

Shareholders' Equity
Common stock	10,368,000
Additional paid-in capital - stock options	145,000
Retained earnings	36,986,000
Accumulated other comprehensive income	(1,633,000)

Total Equity Capital	45,866,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	56,180,000

San Joaquin Bancorp (Parent Company Only) Continued

Income Statement

December 31, 2006

INCOME
Dividends from subsidiaries	7,000

Total Income	7,000

EXPENSE
Interest on long-term debt	244,000
Professional expense	124,000
Other noninterest expense	11,000

Total Expense	379,000

Income (loss) Before Taxes	(372,000)
Applicable income taxes (benefit)	(130,000)

Net Income (loss) before equity in undistributed income of subsidiary	(242,000)

Equity in SJB Earnings	8,716,000

NET INCOME	8,474,000

Statement of Cash Flows

December 31, 2006

Cash Flows From Operating Activities:
Net Income	8,474,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(8,716,000)
Net change in other assets	(7,000)
Net change in other liabilities	4,000

Total adjustments	(8,719,000)

Net Cash Provided by Operating Activities	(245,000)

Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	(10,010,000)

Net Cash Applied to Investing Activities	(10,010,000)

Cash Flows From Financing Activities:
Proceeds from advances from subsidiaries	10,310,000
Proceeds from issuance of common stock	109,000

Net Cash Provided by Financing Activities	10,419,000

Net Increase in Cash and Cash Equivalents	164,000
Cash and cash equivalents, at beginning of period	-

Cash and Cash Equivalents, at End of Period	164,000

NOTE 21 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

		2006
(dollars in thousands, except per share data)	4th	3rd	2nd	1st

Total Interest Income	$ 12,562	$ 12,190	$ 11,340	$ 10,436
Total Interest Expense	5,437	4,927	4,027	3,437

Net Interest Income	7,125	7,263	7,313	6,999
Provision for loan losses	600	600	300	230

Net Interest Income After
Loan Loss Provision	6,525	6,663	7,013	6,769

Total Noninterest Income	841	725	853	656
Total Noninterest Expense	4,013	3,841	3,748	3,603

Income Before Taxes	3,353	3,547	4,118	3,822
Income Taxes	1,589	1,625	1,536	1,616

NET INCOME	$ 1,764	$ 1,922	$ 2,582	$ 2,206

Basic Earnings per Share	$ 0.51	$ 0.55	$ 0.74	$ 0.64

Diluted Earnings per Share	$ 0.48	$ 0.52	$ 0.69	$ 0.60

		2005
	4th	3rd	2nd	1st

Total Interest Income	$ 9,431	$ 8,488	$ 7,508	$ 6,842
Total Interest Expense	3,023	2,555	1,979	1,489

Net Interest Income	6,408	5,933	5,529	5,353
Provision for loan losses	300	300	300	300

Net Interest Income After
Loan Loss Provision	6,108	5,633	5,229	5,053

Total Noninterest Income	664	680	692	675
Total Noninterest Expense	3,597	3,324	3,156	3,291

Income Before Taxes	3,175	2,989	2,765	2,437
Income Taxes	1,339	1,298	1,069	1,036

NET INCOME	$ 1,836	$ 1,691	$ 1,696	$ 1,401

Basic Earnings per Share	$ 0.55	$ 0.49	$ 0.49	$ 0.41

Diluted Earnings per Share	$ 0.50	$ 0.46	$ 0.46	$ 0.39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)–15(e) as of the end of the period covered by this report have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Corporation does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of the company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, management concluded that as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Brown Armstrong Accountancy Corporation, an independent registered public accounting firm as stated in their report included in Item 8.

March 15, 2007

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will appear in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) under the captions “Board of Directors,” “Executive Officers,” “Section 16 Compliance” and “Audit Committee,” and is incorporated by reference.

The Company has adopted a Code of Ethics that applies to the Company’s executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. This Code of Ethics is filed as Exhibit 14.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will appear in the 2007 Proxy Statement under the caption “Executive Compensation,” and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will appear in the 2007 Proxy Statement under the caption “Stock Ownership,” and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will appear in the 2007 Proxy Statement under the caption “Transactions with Directors and Management,” and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will appear in the 2007 Proxy Statement under the caption “Audit Fees,” and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements. See index to financial statements in Item 8.

	(2)	Financial Statement Schedules. All financial statement schedules as required by Item 8 and Item 15(d) of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

	(3)	Exhibits. The exhibits listed under Item 15(b) hereof are filed or furnished with, or incorporated by reference into, this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization dated May 9, 2006.

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference from exhibit 3.1 filed with Form 8-K 12(g)3 filed on August 4, 2006).

3.2	Bylaws of the Registrant (Incorporated by reference from exhibit 3.2 filed with Form 8-K 12(g)3 filed on August 4, 2006).

3.2(a)    First Amendment of the Bylaws of the Registrant dated November 21, 2006.

4.1	Specimen Common Stock Certificate of the Registrant. (Incorporated by reference from exhibit 4.1 filed with Form 8-K 12(g)3 filed on August 4, 2006).

4.2	Indenture, dated as of September 1, 2006, between San Joaquin Bancorp and Wilmington Trust Company, as Trustee (Incorporated by reference from exhibit 10.1 filed with Form 8- K filed on September 6, 2006)

4.3	Instruments defining the rights of Security Holders, Including Indentures. Pursuant to Securities and Exchange Commission Reg. §229.601(b)(4)(iii)(A), the Registrant agrees to furnish a copy of the following instruments to the Securities and Exchange Commission upon request:

(i) Purchase Agreement by and between Registrant and NBC Capital Markets Group, Inc., dated April 5, 2004;

(ii) Indenture by and between Registrant and Wilmington Trust Company, as trustee, dated April 5, 2004;

(iii) First supplemental indenture dated July 28, 2006 to the indenture dated as of April 5, 2004, between San Joaquin Bank and Wilmington Trust Company, as trustee; and

(iv) Form of $6,000,000 Floating Rate Subordinated Note due 2019 dated April 5, 2004.

10.1* San Joaquin Bancorp Stock Option Plan.

Exhibit
Number	Description of Exhibit

10.2*	San Joaquin Bancorp 1999 Stock Incentive Plan.

10.3*	First amendment to the San Joaquin Bancorp 1999 Stock Incentive Plan.

10.4*	Form of Incentive Stock Option Agreement pursuant to San Joaquin Bancorp 1999 Stock
Incentive Plan. (Incorporated by reference from Exhibit 10.1 filed with Registrant’s Form 8-K filed on March 12, 2007).

10.5*	Form of Non-qualified Stock Option Agreement pursuant to San Joaquin Bancorp 1999 Stock
Incentive Plan. (Incorporated by reference from exhibit 99.10 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.6*	Amended and Restated Executive Salary Continuation Agreement dated June 18, 2004 between San Joaquin Bank and Bruce Maclin (Incorporated by reference from exhibit 99.11 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.6(a)*	First Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 19, 2006 between San Joaquin Bancorp and Bruce Maclin.

10.7*	Amended and Restated Executive Salary Continuation Agreement dated June 18, 2004 between San Joaquin Bank and Bart Hill (Incorporated by reference from exhibit 99.12 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.7(a)*	First Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 19, 2006 between San Joaquin Bancorp and Bart Hill.

10.8*	Amended and Restated Executive Salary Continuation Agreement dated June 13, 2003 between San Joaquin Bank and Stephen Annis (Incorporated by reference from exhibit 99.13 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.8(a)*	First Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 19, 2006 between San Joaquin Bancorp and Stephen Annis.

10.8(b)*	Second Amendment to Amended and Restated Executive Salary Continuation Agreement
dated January 25, 2007 between San Joaquin Bancorp and Stephen Annis.

10.9*	Amended and Restated Executive Salary Continuation Agreement dated June 11, 2003 between San Joaquin Bank and John W. Ivy (Incorporated by reference from exhibit 99.14 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.9(a)*	First Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 19, 2006 between San Joaquin Bancorp and John Ivy.

10.9(b)*	Second Amendment to Amended and Restated Executive Salary Continuation Agreement
dated January 25, 2007 between San Joaquin Bancorp and John Ivy.

10.10*	Change in Control Agreement dated January 28, 1999 between San Joaquin Bank and Bruce
Maclin (Incorporated by reference from exhibit 99.15 filed with Form 8-K 12(g)3 filed on
August 4, 2006).

10.10(a)*	First Amendment to Change in Control Agreement dated June 7, 2001 between San Joaquin
Bank and Bruce Maclin (Incorporated by reference from exhibit 99.16 filed with Form 8-
K12G3 filed on August 4, 2006).

Exhibit
Number	Description of Exhibit

10.10(b)*	Second Amendment to Change in Control Agreement dated April 30, 2003 between San
Joaquin Bank and Bruce Maclin (Incorporated by reference from exhibit 99.17 filed with
Form 8-K 12(g)3 filed on August 4, 2006).

10.11*	Change in Control Agreement dated January 28, 1999 between San Joaquin Bank and Bart
Hill (Incorporated by reference from exhibit 99.18 filed with Form 8-K 12(g)3 filed on
August 4, 2006).

10.11(a)*	First Amendment to Change in Control Agreement dated June 7, 2001 between San Joaquin
Bank and Bart Hill (Incorporated by reference from exhibit 99.19 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.11(b)*	Second Amendment to Change in Control Agreement dated April 30, 2003 between San
Joaquin Bank and Bart Hill (Incorporated by reference from exhibit 99.20 filed with Form 8-
K12G3 filed on August 4, 2006).

10.12*	Change in Control Agreement dated June 7, 2001 between San Joaquin Bank and Stephen
Annis (Incorporated by reference from exhibit 99. 12 filed with Form 8-K 12(g)3 filed on
August 4, 2006).

10.12(a)*	First Amendment to Change in Control Agreement dated April 30, 2003 between San Joaquin
Bank and Stephen Annis (Incorporated by reference from exhibit 99.22 filed with Form 8-
K12G3 filed on August 4, 2006)

10.13*	Change in Control Agreement dated June 7, 2001 between San Joaquin Bank and John W. Ivy
(Incorporated by reference from exhibit 99.23 filed with Form 8-K 12(g)3 filed on August 4,
2006).

10.13(a)*	First Amendment to Change in Control Agreement dated April 30, 2003 between San Joaquin
Bank and John W. Ivy (Incorporated by reference from exhibit 99.24 filed with Form 8-
K 12(g)3 filed on August 4, 2006).

10.14*	Statement relating to the payment of club dues for Executive Officers. (Incorporated by reference from exhibit 99.29 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.15*	Statement relating to the travel and entertainment allowance for Bruce Maclin and Bart Hill.

10.16	Agreement dated October 22, 2005 between San Joaquin Bank and Continental Stock Transfer and Trust Company regarding the appointment of Continental Stock Transfer and Trust Company as the Bank's transfer agent. (Incorporated by reference from exhibit 99.27 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.17	Guarantee Agreement, dated as of September 1, 2006, between San Joaquin Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference from exhibit 10.2 filed with Form 8-K filed on September 6, 2006).

10.18	Amended and Restated Declaration of Trust of San Joaquin Bancorp Trust #1, dated as of September 1, 2006. (Incorporated by reference from exhibit 10.3 filed with Form 8-K filed on September 6, 2006)

10.19	Purchase Agreement dated December 21, 2006 between San Joaquin Bancorp and The David R. Wilson Revocable Trust Dated January 26, 1994 (Incorporated by reference from exhibit 10.1 filed with Form 8-K filed on March 12, 2006)

Exhibit
Number	Description of Exhibit

11.1	Statement re computation of per share earnings (Incorporated by reference from Note 1 and Note 15 to the consolidated financial statements).

12.1	Statements re computation of ratios (Incorporated by reference from Item 8).

14.1	Code of Ethics

21.1	List of Registrant’s Subsidiaries.

23.1	Consent of Brown Armstrong Accountancy Corporation with respect to financial statements of the Registrant.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) (17CFR 240.13a-14(a)) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) (17CFR 240.13a-14(a)) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.

Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract, compensatory plan, or arrangement

The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to:

San Joaquin Bancorp Corporate Secretary 1000 Truxtun Avenue Bakersfield, California 93301.

(c) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of sections 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2007

SAN JOAQUIN BANCORP By: /S/ BRUCE MACLIN Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce Maclin, Bart Hill, and Stephen Annis and each of them as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE

	TITLE	DATE
/S/ BRUCE MACLIN Bruce Maclin	Chairman of the Board and Chief Executive	March 15, 2007
Officer (Principal Executive Officer)
/S/ BART HILL Bart Hill	President and Director	March 15, 2007
/S/ STEPHEN M. ANNIS Stephen M. Annis	Chief Financial Officer and Chief
	Accounting Officer (Principal financial and	March 15, 2007
accounting officer)
/S/ DONALD S. ANDREWS Donald S. Andrews	Director	March 15, 2007
/S/ MELVIN D. ATKINSON Melvin D. Atkinson	Director	March 15, 2007
/S/ LOUIS J. BARBICH Louis J. Barbich	Director	March 15, 2007
/S/ ELVIN G. BERCHTOLD Elvin G. Berchtold	Director	March 15, 2007
/S/ ROGERS BRANDON Rogers Brandon	Director	March 15, 2007
/S/ JERRY CHICCA Jerry Chicca	Director	March 15, 2007
/S/ ROBERT B. MONTGOMERY Robert B. Montgomery	Director	March 15, 2007
/S/ VIRGINIA F. MOORHOUSE Virginia F. Moorhouse	Director	March 15, 2007