Form 10-Q
period 2007-03-31
SAN JOAQUIN BANCORP
filed 2007-05-10
CIK 1368883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-52165 SAN JOAQUIN BANCORP (Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	20-5002515 (I.R.S. Employer Identification No.)

1000 Truxtun Avenue, Bakersfield, California	93301
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐     Accelerated filer  ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No þ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock: 3,525,522 shares outstanding at April 27, 2007

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

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control or ability to predict-- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, but are not limited to, certain credit, market, operational and liquidity risks associated with our business and operations, changes in business and economic conditions in California and nationally, changes in the interest rate environment, potential acts of terrorism and actions taken in response, volatility of rate sensitive deposits and assets, value of real estate collateral securing many of our loans, accounting estimates and judgments, compliance costs associated with the Company’s internal control structure and procedures for financial reporting, changes in the securities markets, and inflationary factors. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” and elsewhere in this quarterly report and in our most recent Annual Report on Form 10-K.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Cash and due from banks	$ 31,772,000	$ 31,869,000
Interest-bearing deposits in banks	884,000	1,660,000
Federal funds sold	20,900,000	4,250,000

Total cash and cash equivalents	53,556,000	37,779,000
Investment securities:
Held-to-maturity (market value of $124,958,000 and
$138,315,000 at March 31, 2007 and December 31, 2006, respectively)	126,828,000	140,822,000
Available-for-sale	7,068,000	7,072,000

Total Investment Securities	133,896,000	147,894,000
Loans, net of unearned income	546,662,000	536,408,000
Allowance for loan losses	(8,602,000)	(8,409,000)

Net Loans	538,060,000	527,999,000
Premises and equipment	7,542,000	7,622,000
Investment in real estate	626,000	643,000
Interest receivable and other assets	26,929,000	26,993,000

TOTAL ASSETS	$ 760,609,000	$ 748,930,000

LIABILITIES
Deposits:
Noninterest-bearing	$ 176,323,000	$ 189,792,000
Interest-bearing	507,180,000	452,862,000

Total Deposits	683,503,000	642,654,000
Short-term borrowings	-	32,200,000
Long-term debt and other borrowings	17,095,000	17,098,000
Accrued interest payable and other liabilities	12,406,000	11,112,000

Total Liabilities	713,004,000	703,064,000

SHAREHOLDERS' EQUITY
Common stock, no par value - 20,000,000 shares authorized;
3,525,522 and 3,486,222 issued and outstanding
at March 31, 2007 and December 31, 2006, respectively	10,726,000	10,368,000
Additional paid-in capital	202,000	145,000
Retained earnings	38,249,000	36,986,000
Accumulated other comprehensive income (loss)	(1,572,000)	(1,633,000)

Total Shareholders' Equity	47,605,000	45,866,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 760,609,000	$ 748,930,000

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31

	2007	2006

INTEREST INCOME
Loans (including fees)	$ 11,414,000	$ 8,537,000
Investment securities	1,515,000	1,622,000
Fed funds & other interest-bearing balances	68,000	277,000

Total Interest Income	12,997,000	10,436,000

INTEREST EXPENSE
Deposits	5,358,000	3,321,000
Short-term borrowings	90,000	2,000
Long-term borrowings	304,000	114,000

Total Interest Expense	5,752,000	3,437,000

Net Interest Income	7,245,000	6,999,000
Provision for loan losses	225,000	230,000

Net Interest Income After Loan Loss Provision	7,020,000	6,769,000

NONINTEREST INCOME
Service charges & fees on deposits	210,000	196,000
Other customer service fees	279,000	292,000
Other	251,000	168,000

Total Noninterest Income	740,000	656,000

NONINTEREST EXPENSE
Salaries and employee benefits	2,367,000	2,277,000
Occupancy	243,000	216,000
Furniture & equipment	239,000	246,000
Promotional	150,000	158,000
Professional	389,000	239,000
Other	463,000	467,000

Total Noninterest Expense	3,851,000	3,603,000

Income Before Taxes	3,909,000	3,822,000
Income Taxes	1,694,000	1,616,000

NET INCOME	$ 2,215,000	$ 2,206,000

Basic Earnings per Share	$ 0.63	$ 0.64

Diluted Earnings per Share	$ 0.59	$ 0.60

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31

	2007	2006

Cash Flows From Operating Activities:
Net Income	$ 2,215,000	$ 2,206,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for possible loan losses	225,000	230,000
Depreciation and amortization	216,000	213,000
Stock-based compensation expense	57,000	26,000
Tax benefit from stock-based compensation	(8,000)	(5,000)
Net Gain on sale of assets	(6,000)	(4,000)
Deferred income taxes	(183,000)	(121,000)
Amortization of investment securities' premiums
and discounts	(1,000)	3,000
Increase in interest receivable and other assets	696,000	147,000
Increase in accrued interest payable and other liabilities	1,294,000	1,269,000

Total adjustments	2,290,000	1,758,000

Net Cash Provided by Operating Activities	4,505,000	3,964,000

Cash Flows From Investing Activities:
Proceeds from maturing and called investment securities	13,999,000	25,096,000
Purchases of investment securities	-	(10,900,000)
Net increase in loans made to customers	(10,675,000)	(32,328,000)
Net additions to premises and equipment	(113,000)	(315,000)

Net Cash Applied to Investing Activities	3,211,000	(18,447,000)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	39,846,000	47,250,000
Net increase (decrease) in certificates of deposit	1,003,000	833,000
Net (decrease) in short-term borrowings	(32,200,000)	-
Payments on long-term debt and other borrowings	(3,000)	(2,000)
Proceeds from long term debt and other borrowings	-	-
Cash dividends paid	(951,000)	(834,000)
Tax benefit from stock-based compensation	8,000	5,000
Proceeds from issuance of common stock	358,000	251,000

Net Cash Provided by Financing Activities	8,061,000	47,503,000

Net Increase in Cash and Cash Equivalents	15,777,000	33,020,000
Cash and cash equivalents, at beginning of period	37,779,000	26,445,000

Cash and Cash Equivalents, at End of Period	$ 53,556,000	$ 59,465,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$ 5,327,000	$ 3,306,000

Income taxes	$ -	$ -

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

San Joaquin Bancorp (the “Company) is a California corporation registered as a bank holding company subject to the regulatory oversight of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Bakersfield, California. In July 2006, the Company acquired all of the outstanding shares of San Joaquin Bank (the “Bank”). The Bank is an FDIC insured, California state-chartered bank, and a member of the Federal Reserve System that commenced operations in December 1980. The Bank has four operating locations. Three branches are in Bakersfield and one is in Delano, California. The Company's primary market area is Kern County, California.

In 1987, the Bank formed a subsidiary, Kern Island Company, to acquire, develop, sell or operate commercial or residential real property located in the Company's market area. In 1993, the Bank formed a limited partnership, Farmersville Village Grove Associates (a California limited partnership), to acquire and operate low-income housing projects under the auspices of the Rural Economic and Community Development Department (formerly Farmers Home Administration), United States Department of Agriculture. Kern Island Company is the 5% general partner and the Bank is the 95% limited partner.

During August 2006, San Joaquin Bancorp formed San Joaquin Bancorp Trust #1, a Delaware statutory business trust, for the purpose of completing a private placement of $10 million in floating rate trust preferred securities.

Basis of Consolidation

The consolidated financial statements include San Joaquin Bancorp and its wholly-owned subsidiaries with the exception of San Joaquin Bancorp Trust #1 (the “Trust”.) All financial information presented in these financial statements includes the operations of the Bank and its subsidiaries year-to-date and on a comparative basis in prior years. All material intercompany accounts and transactions have been eliminated in consolidation. The Trust was established for the purpose of issuing trust preferred securities. Based on the requirements of the Financial Accounting Standards Board Interpretation (FIN) 46R and accepted industry interpretation and presentation, the Trust has not been consolidated. Instead, the Company’s investment in the Trust is included in other assets on the balance sheet and junior subordinated debentures are presented in long-term debt.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required for audited financial statements. In the opinion of Management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three month periods ended March 31, 2007 and 2006.

Significant Accounting Policies

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties

While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as well as other information included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the three month periods ended March 31, 2007 and 2006 may not necessarily be indicative of the operating results for the full year.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Hybrid financial instruments are single financial instruments that contain an embedded derivative. Under SFAS No. 155, entities can elect to record certain hybrid financial instruments at fair value as individual financial instruments. Prior to this amendment, certain hybrid financial instruments were required to be separated into two instruments — a derivative and host — and generally only the derivative was recorded at fair value. SFAS No. 155 also requires that beneficial interests in securitized assets be evaluated for either freestanding or embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. Currently, the Company does not have any hybrid financial instruments.

In March 2006, FASB SFAS No. 156, Accounting for Servicing of Financial Assets—An Amendment of SFAS No. 140, was issued. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS No. 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value. The provisions of SFAS No. 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006. Currently, the Company does not have any servicing assets or liabilities recorded on its books.

On July 13, 2006, FASB issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (the "Interpretation"). FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines of the Interpretation, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination by taxing authorities. The term “more likely than not” means a likelihood of more than 50 percent. The more-likely-than-not evaluation must consider the facts, circumstances, and information available at the report date.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which the Interpretation is adopted. The Company has reviewed all of its tax positions based on previously filed tax returns and expectations in future tax returns and has concluded that, based on the technical merits, it is more likely than not that all positions will be sustained upon examination by applicable taxing authorities. Therefore, no adjustments to the tax positions recorded in the financial statements are necessary with the implementation of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for the year beginning January 1, 2008, with early adoption permitted on January 1, 2007. The Company does not expect the adoption of this new standard in 2008 to have a material impact on its financial position or results of operations.

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R)". SFAS No. 158 requires the recognition of the funded status of the Company's benefit plans as a net liability or asset, which requires an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. SFAS No. 158 further requires the Company to measure its benefit obligations as of the balance sheet date. The Company adopted these recognition and disclosure provisions of SFAS No. 158 effective December 31, 2006, which required recognition of the previously unrecognized transition obligation for the Company’s pension benefits and postretirement medical benefit program. SFAS No. 158 requires the Company to measure its benefit obligations as of the balance sheet date effective December 31, 2008. The Company currently uses a December 31 measurement date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company will not elect early adoption of SFAS No. 159 and has no current plans for application after its effective date.

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

Cash Dividend

The Board of Directors of the Bank declared a cash dividend of $0.27 per share, which was payable to shareholders of record as of February 28, 2007.

There are 20,000,000 shares of common stock, no par value, authorized. There were 3,525,522 and 3,486,222 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively. The Company also has 5,000,000 authorized shares of preferred stock, with 0 shares outstanding.

NOTE 2. STOCK COMPENSATION

Effective January 1, 2006, the Company adopted the new requirements of SFAS 123R on a prospective basis. Compensation expense was $57,000 and $26,000 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 3. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $197,314,000 and standby letters of credit of approximately $10,471,000, at March 31, 2007. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $72,463,000 of loan commitments outstanding at March 31, 2007 related to real estate loans. The remaining commitments primarily relate to revolving lines of credit or commercial loans or other unused commitments, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

NOTE 4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the three month periods ended March 31 is reconciled as follows:

	Three Months Ended March 31
	2007	2006

Basic Earnings per Share:
Net Income	$2,215,000	$2,206,000
Weighted average common shares outstanding	3,512,000	3,436,000

Basic Earnings per Share	$0.63	$0.64

Diluted Earnings per Share:
Net Income	$2,215,000	$2,206,000
Weighted average common shares outstanding	3,512,000	3,436,000
Dilutive effect of outstanding options	216,000	248,000

Weighted average common shares outstanding - Diluted	3,728,000	3,684,000

Diluted Earnings per Share	$0.59	$0.60

NOTE 5. COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is equal to net income plus the change in “other comprehensive income,” (“OCI”) as defined by SFAS No. 130. This statement requires the Company to report income and (loss) from non-owner sources. The components of OCI include net unrealized gain or loss on interest-rate cap contracts (cash flow hedges) and available-for-sale investment securities and net gains or losses and prior service costs applicable to defined benefit post-retirement plans and other post-retirement benefits. All components of OCI are net of applicable taxes. FASB Statement No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet.

	Three Months Ended March 31
	2007	2006

Net Income	$2,215,000	$2,206,000
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) arising during the period on cash flow hedges	7,000	9,000
Unrealized holding gains (losses) arising during the period on securities	-	(32,000)
Unamortized post-retirement benefit obligation	54,000	-

Other Comprehensive Income (loss)	61,000	(23,000)

Total comprehensive income	$2,276,000	$2,183,000

NOTE 6. POST RETIREMENT BENEFITS

In accordance with SFAS No.132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", the Company provides the following interim disclosure related to its post-retirement benefit plan. The following table sets forth the effects of net periodic benefit cost for the three months ended March 31:

	2007	2006

Service Cost	$ 96,000	$ 90,000
Interest Cost	120,000	58,000
Amortization of Unrecognized Prior Service Costs	78,000	46,000
Amortization of Net Obligation at Transition	-	-
Amortization of Unrecognized (Gains) and Losses	21,000	-

Net Periodic Pension and Post-Employment Benefits Cost	$ 315,000	$ 194,000

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

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control -- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, among others, certain credit, market, operational and liquidity risks associated with our business and operations, changes in business and economic conditions in California and nationally, rising interest rates, potential acts of terrorism (which are beyond our control), volatility of rate sensitive deposits and assets, value of real estate collateral securing many of our loans, accounting estimates and judgments, compliance costs associated with the Company’s internal control structure and procedures for financial reporting. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” in Item 1A and elsewhere in our most recent annual report on Form 10-K.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. The results of operations for the three-month periods ended March 31, 2007 and 2006 may not necessarily be indicative of the operating results for the full year.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the unaudited consolidated financial statements and the audited consolidated financial statements and notes thereto as well as other information included in the Company’s most recent Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Overview

At March 31, 2007, we had total consolidated assets of $760,609,000, an increase of 1.6% compared to $748,930,000 at year-end 2006, total consolidated net loans of $538,060,000, an increase of 1.9% compared to $527,999,000 at year-end 2006, total consolidated deposits of $683,503,000, an increase of 6.4% over $642,654,000 at year-end 2006, and consolidated shareholders’ equity of $47,605,000, an increase of 3.8% compared to $45,866,000 at year-end 2006.

We reported quarterly net income of $2,215,000 for the first quarter of 2007. Net income increased $9,000, or 0.41%, over the $2,206,000 reported in the first quarter of 2006. Diluted earnings per share were $0.59 for the first quarter of 2007 and $0.60 for the first quarter of 2006. For the first quarter of 2007, the annualized return on average equity (ROAE) and return on average assets (ROAA) were 19.38% and 1.22%, respectively, compared to 21.90% and 1.36%, respectively, for the same period in 2006. During the first three months of 2007, total income exceeded total expenses primarily due to improvement in the ratio of average earning assets to total average assets and increased non-interest income from customer fees. Noninterest expenses increased moderately.

The following table provides a summary of the major elements of income and expense for the periods indicated:

Condensed Comparative Income Statement (unaudited)

	Three Months Ended March 31

	2007	2006	% Change

Interest Income	$12,997,000	$10,436,000	24.54%
Interest Expense	5,752,000	3,437,000	67.36%

Net Interest Income	7,245,000	6,999,000	3.51%
Provision for Loan Losses	225,000	230,000	-2.17%

Net interest income after
provision for loan losses	7,020,000	6,769,000	3.71%
Noninterest Income	740,000	656,000	12.80%
Noninterest Expense	3,851,000	3,603,000	6.88%

Income Before Taxes	3,909,000	3,822,000	2.28%
Provision For Income Taxes	1,694,000	1,616,000	4.83%

Net Income	$ 2,215,000	$ 2,206,000	0.41%

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following two tables provide a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

		Three Months Ended March 31

(dollars in thousands)		2007		2006

			Avg			Avg
	Avg Balance Interest		Yield	Avg Balance Interest		Yield

ASSETS
Earning assets:
Loans (1)	$ 532,907	$ 11,414	8.69%	$ 415,077 $	8,537	8.34%
Taxable investments	135,304	1,462	4.38%	155,570	1,599	4.17%
Tax-exempt investments(2)	4,624	53	4.65%	2,550	23	3.66%
Fed funds sold and other
interest-bearing balances	5,906	68	4.67%	25,286	277	4.44%

Total earning assets	678,741	12,997	7.77%	598,483	10,436	7.07%

Cash & due from banks	27,751			28,904
Other assets	27,460			21,800

Total Assets	$ 733,952			$ 649,187

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 294,389	$ 3,225	4.44%	$ 282,661	2,374	3.41%
Savings	131,742	1,504	4.63%	100,599	739	2.98%
Time deposits	52,925	629	4.82%	27,594	208	3.06%
Other borrowings	22,882	394	6.98%	6,974	116	6.75%

Total interest-bearing liabilities	501,938	5,752	4.65%	417,828	3,437	3.34%

Noninterest-bearing deposits	173,856			186,628
Other liabilities	11,804			4,430

Total Liabilities	687,598			608,886

SHAREHOLDERS' EQUITY
Shareholders' equity	46,354			40,301

Total Liabilities and
Shareholders' Equity	$ 733,952			$ 649,187

Net Interest Income and
Net Interest Margin (3)		$ 7,245	4.33%	$ 6,999		4.74%

1)	Loan interest income includes fee income of $440,000 and $511,000 for the three months ended March 31, 2007 and 2006, respectively. Average balance of loans includes average deferred loan fees of $1,324,000 and $1,440,000 for the three months ended March 31, 2007 and 2006, respectively. The average balance of nonaccrual loans is not significant as a percentage of total loans and, as such, has been included in net loans. Certain loans in 2006 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

The following table sets forth changes in interest income and interest expense segregated for major categories of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume, and changes in rates. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

	Three Months Ended March 31
		2007 over 2006

(dollars in thousands)(unaudited)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	2,511	366	2,877
Taxable investment securities	(216)	79	(137)
Tax-exempt investment securities (2)	23	7	30
Fed funds sold and other interest-bearing balances	(222)	13	(209)

Total	2,096	465	2,561

Interest-Bearing Liabilities:
NOW and money market accounts	102	749	851
Savings deposits	274	491	765
Time deposits	259	162	421
Other borrowings	274	4	278

Total	909	1,406	2,315

Interest Differential	1,187	(941)	246

1)	Loan interest income includes fee income of $440,000 and $511,000 for the three months ended March 31, 2007 and 2006, respectively. Certain loans in 2006 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

Net interest income, before provision for loan loss, was $7,245,000 for the quarter ended March 31, 2007 compared to $6,999,000 for the quarter ended March 31, 2006, an increase of $246,000, or 3.51% .

Interest Income - First quarter 2007 Compared to 2006

Total interest income for the quarter ended March 31, 2007 was $12,997,000 compared to $10,436,000 for the quarter ended March 31, 2006, an increase of $2,561,000 or 24.54% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the first quarter of 2007, total average earning assets were $678,741,000 compared to $598,483,000 during the first quarter of 2006, an increase of $80,258,000, or 13.41% . During the same period, the average rate paid on earning assets increased from 7.07% to 7.77%, or 70 basis points. Of the increase in interest income, $2,096,000 was due to variances in the volume of earning assets and $465,000 was due to variances in the average rate earned on earning assets. Loans were the component of earning assets that contributed the majority of the increase in interest income, which were partially offset by declines taxable investment securities and Federal Funds sold and other interest-bearing balances. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the first quarter of 2007, average loans, net of deferred fees and costs, were $532,907,000 compared to $415,077,000 during the first quarter of 2006, an increase of $117,830,000, or 28.39% . This increased volume of loans resulted in an increase in interest earned on average loans of $2,511,000 during the three months ended March 31, 2007, compared to the three months ended March 31, 2006. During this same time period, the average yield earned on average loans increased from 8.34% to 8.69% . This 35 basis point increase in average yield resulted in an increase of $366,000 in interest earned on average net loans during the first quarter of 2007 compared to the first quarter of 2006. The net result was an increase of $2,877,000 in interest earned on average net loans during the first quarter of 2007 compared with the same period of 2006.

Average taxable investment securities during the first quarter of 2007 were $135,304,000 compared to $155,570,000 during the same period of 2006, a decrease of $20,266,000, or 13.03% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $216,000 during the first quarter of 2007 compared to the first quarter of 2006. During the same period, average yield earned on average taxable securities increased by 21 basis points, resulting in an increase of $79,000 in interest earned on average taxable securities during the first quarter of 2007, compared to the same period of 2006. The net result was a decrease of $137,000 in interest earned on average taxable securities during the first quarter of 2007, compared to the first quarter of 2006.

The increase in interest earned on tax-exempt securities for March 31, 2007 compared to March 31, 2006 was $30,000, or 1.17%, of the total change in interest income. Average tax-exempt securities increased to $4,624,000 from $2,550,000 for a change of $2,074,000 or 81.33% . This volume increase accounted for $23,000 of the change in interest earned year over year. The average yield on tax-exempt securities increased from 3.66% to 4.65% accounting for the remainder of the increase in interest earned of $7,000 year over year.

During the first quarter of 2007, average Federal Funds sold and other interest-bearing balances were $5,906,000 compared to $25,286,000 during the same period of 2006, a decrease of $19,380,000, or 76.64% . This decrease in volume resulted in a decrease in interest earned of $222,000 during the first quarter of 2007 compared to the first quarter of 2006. During the same period, average yield earned on these balances increased by 23 basis points, resulting in an increase of $13,000 in interest income during the first quarter of 2007, compared to the same period of 2006. The net result was a decrease of $209,000 in interest earned on Federal Funds sold and other interest-bearing balances during the first quarter of 2007, compared to the first quarter of 2006.

Interest Expense - First quarter 2007 Compared to 2006

Total interest expense for the first quarter of 2007 was $5,752,000 compared to $3,437,000 for the first quarter of 2006, an increase of $2,315,000, or 67.36% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the first quarter of 2007, total average interest-bearing liabilities were $501,938,000 compared to $417,828,000 during the first quarter of 2006, an increase of $84,110,000, or 20.13% . During the same period, the average rate paid on interest-bearing liabilities increased from 3.34% to 4.65%, or 131 basis points. Of the increase in interest expense, $909,000 was due to variances in the volume of interest-bearing liabilities and $1,406,000 was due to variances in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The average balance of NOW and money market accounts increased from $282,661,000 during the first quarter of 2006 to $294,389,000 during the first quarter of 2007, an increase of $11,728,000, or 4.15% . This increased volume of deposits resulted in an increase in interest expense of $102,000 during the first quarter of 2007 compared to the first quarter of 2006, while the 103 basis point increase in interest rates during the same period caused interest expense to increase by $749,000. The net result was an increase in interest expense on average NOW and money market accounts of $851,000 during the first quarter of 2007, compared to the first quarter of 2006.

Average savings deposits increased during the first quarter of 2007 to $131,742,000, compared to $100,599,000 during the first quarter of 2006, an increase of $31,143,000, or 30.96% . Because of the increase in average savings deposits, interest expense increased $274,000 during the first quarter of 2007, compared to the first quarter of 2006. Interest rates during this same period increased by 165 basis points, resulting in an increase in interest expense of $491,000 in the first quarter of 2007, compared to the first quarter of 2006. The net result was an increase of $765,000 in interest expense on average savings deposits during the first quarter of 2007 versus the first quarter of 2006.

Average time deposits during the first quarter of 2007 increased to $52,925,000, compared to $27,594,000 during the first quarter of 2006, an increase of $25,331,000, or 91.80% . This increase in average time deposits caused interest expense to increase by $259,000 in the first quarter of 2007 compared to the first quarter of 2006, and the 176 basis point increase in interest rates on average time deposits caused interest expense to increase by $162,000 during this same time period. These two factors resulted in the net increase in interest expense on average time deposits of $421,000 in the first quarter of 2007 compared to the first quarter of 2006.

Average other borrowings increased during the first quarter of 2007 to $22,882,000 compared to $6,974,000 during the first quarter of 2006, an increase of $15,908,000, or 228.10%. The increase in average other borrowings was primarily the result of an increase in junior subordinated notes in connection with the issuance of trust preferred securities in the third quarter of 2006. The increase in average other borrowings resulted in an increase in interest expense of $274,000 during the first quarter of 2007, compared to the first quarter of 2006, while a 23 basis point decrease in interest rates paid on average other borrowings caused interest expense to increase by $4,000 during this same year-over-year time period. The net result was an increase of $278,000 in interest expense on other borrowings during the first quarter of 2007 compared to the first quarter of 2006.

Net Interest Margin

The annualized net interest margin, net interest income divided by average earning assets, for the first quarter of 2007 was 4.33% compared to 4.74% for the first quarter of 2006, a decrease of 41 basis points. This decrease was primarily the result of an increased cost of funding such as interest rates paid on deposits and higher costing noncore funding sources including junior subordinated notes. The current competitive rate environment could, in Management’s view, exert continued pressure on net interest margin potentially resulting in a flat to slightly declining margin for the remainder of 2007.

Provision for Loan Losses

We made a $225,000 addition to the allowance for loan losses in the first quarter of 2007 compared to an addition of $230,000 in the first quarter of 2006. The provision for loan losses is based upon in-depth analysis, in which Management considers many factors, including the rate of loan growth, changes in the level of past due, nonperforming and classified assets, changing portfolio mix, overall credit loss experience, recommendations of regulatory authorities, and prevailing local and national economic conditions to establish an allowance for loan losses deemed adequate by Management. Based upon information known to Management at the date of this report, Management believes that these additions to the total allowance for loan losses allow the Company to maintain an adequate reserve to absorb losses inherent in the loan portfolio. The total allowance for loan losses was $8,602,000 at March 31, 2007, compared to $8,409,000 at December 31, 2006, an increase of $193,000, or 2.30% . The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.57% at March 31, 2007 and December 31, 2006. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” discussion later in this item.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $740,000 in the first quarter of 2007, which was an increase of $84,000, or 12.80%, over $656,000 in the first quarter of 2006. Service charges and fees on deposits increased $14,000 during the three months ended March 31, 2007 compared to the same period of 2006. Other customer service fees were down $13,000 in the first quarter of 2007 as compared to the first quarter of 2006. Other noninterest income increased $83,000 during the first quarter of 2007 compared to the first quarter of 2006. The increase in other noninterest income for the quarter was primarily due to increases in merchant card charges and dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Noninterest Expense

As compared to the first quarter of 2006, noninterest expense increased $248,000, or 6.88%, to a total of $3,851,000 in the first quarter of 2007. Noninterest expense primarily consists of salary and employee benefits, occupancy and furniture and equipment expense, promotional expenses, professional expenses, and other miscellaneous noninterest expenses.

Salary and employee benefits increased $90,000, or 3.95%, to $2,367,000 during the first quarter of 2007 as compared to the first quarter of 2006. The increase in salary and employee benefits was due primarily to normal salary increases, and increases in net periodic costs of pensions and other post-employment benefits as compared to the prior year. Salary and employee benefits expense also includes additional compensation expense from granting of stock options under SFAS 123R of $57,000 and $26,000 for the three months ended March 31, 2007 and 2006, respectively.

Occupancy and furniture and equipment expense increased by $20,000, to $482,000 during the first quarter of 2007 compared to the first quarter of 2006.

Promotional expenses for the quarter ended March 31, 2007 were $150,000, a decrease of $8,000, or 5.06%, as compared to $158,000 in the same period in the prior year.

Professional expenses were $389,000 for the first quarter of 2007, an increase of $150,000, or 62.76% as compared to $239,000 in the first quarter of 2006. The increase in professional expense was primarily the result of increases in legal fees associated with regulatory compliance and reporting.

Other expenses for the first quarter of 2007 totaled $463,000, which was a decrease of $4,000 compared to $467,000 in the first quarter of 2006.

The efficiency ratio for the three month periods ended March 31, 2007 and 2006 were 48.23% and 47.07%, respectively.

Provision for Income Taxes

We recorded income tax expense of $1,694,000 in the first quarter of 2007 compared to $1,616,000 in the first quarter of 2006. The increase in the provision for income tax in the three month period ended March 31, 2007 was primarily due to increased nondeductible items of expense for tax purposes such as stock option expense on incentive stock options, disallowed interest expense to carry tax-exempt obligations, and other adjustments to tax accruals as compared to the same periods in the prior year. The effective tax rates for the three month periods ended March 31, 2007 and 2006 were 43.34% and 42.28%, respectively.

Securities

At March 31, 2007, held-to-maturity securities had a market value of $124,958,000 with an amortized cost basis of $126,828,000. On an amortized cost basis, the held-to-maturity investment portfolio decreased $13,994,000 from the December 31, 2006 balance of $140,822,000, a decrease of 9.9% . The decrease in the portfolio was primarily due to the maturity of U.S. Treasury securities which decreased $8,995,000 with the remaining decrease from Government Agency and mortgage-backed securities. The unrealized pretax loss on held-to-maturity securities at March 31, 2007 was $1,870,000, as compared to a loss of $2,507,000 at December 31, 2006. The unrealized pretax loss was caused by the general increase in interest rates on comparable financial instruments with similar remaining maturities. As a general rule, the market price of fixed rate investment securities will decline as interest rates rise. Inasmuch as these investment securities are classified as held-to-maturity, we expect to hold all such securities until they reach their respective maturity dates and, therefore, we do not anticipate recognizing any losses on these securities. During the first quarter of 2006, the Company reclassified all of its investments in municipal securities from held-to-maturity to available-for-sale. At March 31, 2007, available-for-sale securities had a market value of $7,068,000. The unrealized pretax loss on available-for-sale securities at March 31, 2007 was $74,000. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income in shareholders’ equity on an after-tax basis. We classify individual investments as available-for-sale based upon liquidity and capital needs at the time of purchase.

Loans

The ending balance for loans, net of unearned income at March 31, 2007 was $546,662,000, which was an increase of $10,254,000, or 1.91%, from the year-end 2006 balance of $536,408,000. Since year-end 2006, significant changes in our loan portfolio were as follows: real estate loans have increased from $451,608,000 at December 31, 2006 to $473,063,000 at March 31, 2007 (4.75%); and, commercial loans have decreased from $63,753,000 at December 31, 2006 to $53,271,000 at March 31, 2007 (16.44%) . Based on currently available economic data and related information, Management believes that loan demand for Kern County and the greater Bakersfield area will remain fairly constant throughout the remainder of 2007.

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

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $545,526,000 at March 31, 2007. Although we believe this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, a decline in real estate values in our primary market area in particular, or a substantial increase in interest rates could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent upon the successful operation, sale or refinancing of the real estate. We monitor the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in our judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions we consider involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in most instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect our future prospects and results of operations.

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

  maintaining a thorough understanding of our service area and limiting investments outside of this area, maintaining an understanding of borrowers’ knowledge and capacity in their fields of expertise, basing real estate construction loan approval not only on salability of the project, but also on the borrowers’ capacity to support the project financially in the event it does not sell within the originally projected time period, and maintaining prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis of our construction lending activities.

In addition, we strive to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)

We generally place loans on nonaccrual status when they become 90 days past due as to principal or interest, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans or portions thereof are charged off when, in our opinion, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans performing in compliance with modified terms and OREO at March 31, 2007 and December 31, 2006:

Nonaccrual, Past Due, Restructured Loans, and Other Real Estate Owned (OREO)

(data in thousands, except percentages)	March 31, 2007	December 31, 2006

Past due 90 days or more and still accruing:
Commercial	$ -	$ -
Real estate	51	-
Consumer and other	2	3
Nonaccrual:
Commercial	558	-
Real estate	3,059	150
Consumer and other	-	-
Restructured (in compliance with modified
terms)	-	-

Total nonperforming and restructured loans	3,670	153
Other real estate owned	626	643

Total nonperforming and restructured assets	$ 4,296	$ 796

Allowance for loan losses as a percentage of
nonperforming and restructured loans	234.39%	5496.08%
Nonperforming and restructured loans to total loans	0.67%	0.03%
Allowance for loan losses to nonperforming and
restructured assets	200.23%	1056.41%
Nonperforming and restructured assets to total assets	0.56%	0.11%

At March 31, 2007, there were nonperforming and restructured loans which totaled $3,670,000 compared to $153,000 at December 31, 2006, an increase of $3,517,000. The increase was due to an increase in loans placed on nonaccrual status. The increase in the amount of loans on nonaccrual status resulted from potential problem loans from a single customer. The loans are secured by various collateral including residential real estate and receivables. Based on information available at the date of this report, Management believes the risk of loss due to default is minimal; however, because of payment delays, the loan was placed on nonaccrual for reason of uncertainty of collecting interest in the near term. During the first quarter of 2007, we continued to closely monitor and actively pursue the collection of all loans classified as nonperforming. At March 31, 2007, nonperforming and restructured loans were 0.67% of total loans, compared to 0.03% at December 31, 2006. The ratio of nonperforming and restructured assets to total assets was 0.56% at March 31, 2007 compared to 0.11% at December 31, 2006.

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

At March 31, 2007 and December 31, 2006, there was no recorded investment in loans that were considered impaired under SFAS No. 114. Other than impaired loans and classified loans (discussed below), we are not aware of any other potential problem loans which were accruing and current at March 31, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. In this report, the terms “impaired” and “classified” will not necessarily be used to describe the same loans. “Impaired” loans are those loans that meet the definition outlined in SFAS No. 114. “Classified” loans generally refer to those loans that have a credit risk rating of 6 through 8, as further discussed in the following section.

Generally, when a loan is placed on nonaccrual, it is the Company’s policy to apply payments against the principal balance of the loan until such time as full collection of the principal balance is expected. The amount of gross interest income that would have been recorded for nonaccrual loans for the three months ended March 31, 2007, if all such loans had been current in accordance with their original terms, was $94,000. The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended March 31, 2007, totaled $0.

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

The following table summarizes the Company’s classified loans for the periods indicated:

	March 31, 2007	December 31, 2006

Classified Loans	$ 5,696	$ 3,045
OREO	626	643

Total	$ 6,322	$ 3,688

At March 31, 2007, there was $6,322,000 in classified loans compared to $3,688,000 in classified loans at December 31, 2006, an increase of $2,634,000, or 71.42% . The change was primarily due to deterioration in the credit quality of the borrower and the receipt of payments on these loans. Classified Loans at March 31, 2007 include $3,617,000 in nonaccrual loans.

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

The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of performing and certain nonperforming loans other than classified loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for other factors that, in our judgment, affect the collectibility of the portfolio as of the evaluation date. At March 31, 2007, the formula allowance was $5,415,000 compared to $6,013,000 at December 31, 2006.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, specific allowances may also be calculated. Quarterly, all significant classified loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At March 31, 2007, the specific allowance was $1,548,000 on a classified loan base of $5,696,000 compared to a specific allowance of $1,059,000 on a classified loan base of $3,045,000 at December 31, 2006.

At March 31, 2007 and December 31, 2006 there was $1,639,000 and $1,337,000, respectively, in the allowance for loan losses that was unallocated. In the opinion of Management, and based upon an evaluation of potential losses inherent in the loan portfolio, it is necessary to establish unallocated allowance amounts above the amounts allocated using the formula and specific allowance methods, based upon our evaluation of the following factors:

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

There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the combined allowance for loan losses as determined by us at March 31, 2007 and set forth in the preceding paragraph.

The allowance for loan losses totaled $8,602,000 or 1.57% of total loans at March 31, 2007, compared to $8,409,000 or 1.57% of total loans at December 31, 2006. At these dates, the allowance represented 234.45% and 5,496.08% of nonperforming and restructured loans, respectively.

It is our policy to maintain the allowance for loan losses at a level considered adequate for risks inherent in the loan portfolio. Based on information currently available to Management, including economic factors, overall credit quality, historical delinquency and history of actual charge-offs, as of March 31, 2007, we believe that the allowance for loan losses is adequate. However, no prediction of the ultimate level of additional provisions to our allowance or loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31

	2007	2006

Beginning Balance	$ 8,409,000	$ 7,003,000
Provision charged to expense	225,000	230,000
Loans charged off	(38,000)	(4,000)
Recoveries	6,000	90,000

Ending Balance	$ 8,602,000	$ 7,319,000

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

Our sources of liquidity consist primarily of cash and balances due from bank, federal funds sold, unpledged marketable investment securities, overnight federal fund credit lines with correspondent banks, and Federal Home Loan Bank (FHLB) advances. At March 31, 2007, consolidated liquid assets totaled $68,633,000 or 9.03% of total assets as compared to $63,510,000, or 8.48% of total consolidated assets at December 31, 2006. The increase of $5,123,000 or 8.07% was due to additional funding from deposit growth and maturities of pledged investment securities. At March 31, 2007, liquid assets consisted of cash and balances due from banks, unpledged investment securities, and federal funds sold. In addition to liquid assets, we maintain short-term overnight federal fund credit lines with correspondent banks and FHLB advance credit lines. At March 31, 2007 and December 31, 2006, we had $15,000,000 available under these federal fund credit lines. At March 31, 2007, $0 was outstanding under these credit lines. Federal fund daily rates are based on market rates for short-term overnight funds and are due on demand. These are uncommitted lines under which availability is subject to funding needs of the issuing banks. At March 31, 2007 and December 31, 2006, the Company had borrowing availability from FHLB advances of $69,193,000 and $39,131,000, respectively. The Company had $0 in FHLB advances outstanding at March 31, 2007. This was a decrease from $32,200,000 outstanding at December 31, 2006. The decrease in advances outstanding was due to additional funding from deposit growth and maturities of investment securities. FHLB advances are available in both overnight and term. Rates are fixed under both advance types and are determined by market rates of comparable instruments.

The Company also has other options available should its funding needs increase beyond the maximum availability under current credit lines or in lieu of these lines. These include, but are not limited to, brokered deposits, other deposit programs, and public funds as other sources of liquidity. However, some of these options could increase the Company average cost of funds and impact the net interest margin.

We serve primarily a business and professional customer base and, as such, our deposit base is susceptible to economic fluctuations. Accordingly, we strive to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

Our total shareholders’ equity was $47,605,000 at March 31, 2007, compared to $45,866,000 at December 31, 2006, an increase of $1,739,000, or 3.79% . The change is the result of the first three quarters’ earnings, issuance of capital stock due to the exercise of stock options, the change in other comprehensive income or loss, and the payout of a cash dividend to shareholders in February, 2007.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at March 31, 2007 and the minimum capital requirements for both under the regulatory guidelines discussed above:

			For Capital	To Be Categorized
	March 31, 2007	December 31, 2006	Adequacy Purposes	"Well Capitalized"

Tier 1 leverage ratio	8.07%	8.24%	4%	5%
Tier 1 capital to risk-weighted assets	9.34%	9.16%	4%	6%
Total risk-based capital ratio	11.54%	11.37%	8%	10%

We met the “well capitalized” ratio measures at March 31, 2007.

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

Off-Balance Sheet Items

As of March 31, 2007 and December 31, 2006, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk, except for the interest rate cap contracts and interest rate swap agreements described herein.

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

Cash Flow Hedges

We entered into two interest rate cap contracts with a third party to manage the interest rate change risk that may affect the amount of interest expense of our deposits. The interest rate cap contracts qualify as derivative financial instruments. Under an interest rate cap contract, we agree to pay an initial fixed amount at the beginning of the contract in exchange for quarterly payments from the third party when the three-month LIBOR rate exceeds a certain fixed level.

The interest rate cap contracts are considered to be a hedge against changes in the amount of future cash flows associated with our interest expense for our deposits. Accordingly, the interest rate cap contracts are recorded at fair value in our consolidated balance sheet and the related unrealized gains or losses on these contracts are recorded in shareholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. Over the twelve months ending December 31, 2007, the Company expects to amortize $61,000 of the unrealized loss as an adjustment to interest expense. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

At March 31, 2007, we had interest rate cap contracts on $14,000,000 notional amount of indebtedness. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively. Notional amount of $14,000,000 outstanding contracts will mature on June 2, 2008. The net gain or loss on the ineffective portion of these interest rate cap contracts was not material for the quarter ended March 31, 2007, or for the year ended December 31, 2006.

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

As of March 31, 2007, we had interest rate swap agreements on $50,159,000 notional amount of indebtedness. At March 31, 2007, the fair value of the swaps was a liability of $1,185,000 and is included with other liabilities on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the hedged item. No portion of the interest rate swap agreements was ineffective for the three months ended March 31, 2007 or the year ended December 31, 2006; therefore, no gain or loss was recognized in earnings for these periods.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, we are able to estimate the potential impact of changing interest rates on the Company's earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liabilities (i.e., deposits and other borrowings) positions as the beginning base. The forecast balance sheet is processed against multiple interest rate scenarios. The scenarios include a 100, 200, and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200, and 300 basis point falling rate forecast which take place within a one year time frame. The latest simulation forecast using March 31, 2007 balances and measuring against a flat rate environment, calculated that in a one-year horizon an increase in interest rates of 100 basis points may result in an increase of approximately $784,000 (2.40%) in net interest income. Conversely, a 100 basis point decrease may result in a decrease of approximately $605,000 (1.85%) in net interest income. The basic structure of the balance sheet has not changed significantly from the last simulation run.

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

ITEM 4. CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13(a)-15(e) as of the end of the period covered by this report. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of this report date.

Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors included in the Company's most recent Annual Report on Form 10-K have not materially changed.

In addition to the other information set forth in this report, you should carefully consider the factors, discussed in “Part I, ITEM 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may arise or become material in the future and materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Amendment No. 1 To The San Joaquin Bancorp/Elvin G. Berchtold March 21, 2006 Non-Qualified Stock Option Agreement
10.2	Amendment No. 1 To The San Joaquin Bancorp/Elvin G. Berchtold 2002-2006 Non-Qualified Stock Option Agreements
10.3	Amendment No. 1 To The San Joaquin Bancorp/Robert B. Montgomery 2002-2006 Non-Qualified Stock Option Agreements
10.4	Board resolution approving the purchase of property from John Ivy
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2007	SAN JOAQUIN BANCORP
(Registrant)

By: /s/ Stephen M. Annis - Stephen M. Annis Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)