Form 10-Q
period 2007-06-30
SAN JOAQUIN BANCORP
filed 2007-08-09
CIK 1368883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2007

or

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

Large accelerated filer ☐ Accelerated filer þ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No þ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock: 3,534,022 shares outstanding at July 30, 2007

SAN JOAQUIN BANCORP

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Consolidated Balance Sheets
	June 30, 2007 and December 31, 2006	1
	Consolidated Statements of Income
	Quarterly and year-to-date periods ended June 30, 2007 and 2006	2
	Consolidated Statements of Cash Flows
	Year-to-date periods ended June 30, 2007 and 2006	3
	Notes to Unaudited Consolidated Financial Statements	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	8
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4.	CONTROLS AND PROCEDURES	29

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	30
ITEM 1A.	RISK FACTORS	30
ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
ITEM 5.	OTHER INFORMATION	31
ITEM 6.	EXHIBITS	31

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

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control or ability to predict-- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, but are not limited to, certain credit, market, operational and liquidity risks associated with our business and operations, changes in business and economic conditions in California and nationally, changes in the interest rate environment, potential acts of terrorism and actions taken in response, fluctuations in asset prices including, but not limited to, stocks, bonds, real estate and commodities, volatility of rate sensitive deposits and investments, , concentrations of real estate collateral securing many of our loans, operational risks including data processing system failures and fraud, accounting estimates and judgments, compliance costs associated with the Company’s internal control structure and procedures for financial reporting, changes in the securities markets, and inflationary factors. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” and elsewhere in this quarterly report and in our most recent Annual Report on Form 10-K.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2007	December 31, 2006

	(Unaudited)
ASSETS
Cash and due from banks	$ 31,848,000	$ 31,869,000
Interest-bearing deposits in banks	621,000	1,660,000
Federal funds sold	-	4,250,000

Total cash and cash equivalents	32,469,000	37,779,000

Investment securities:
Held-to-maturity (market value of $118,128,000 and
$138,315,000 at June 30, 2007 and December 31, 2006, respectively)	120,761,000	140,822,000
Available-for-sale	6,936,000	7,072,000

Total Investment Securities	127,697,000	147,894,000

Loans, net of unearned income	580,378,000	536,408,000
Allowance for loan losses	(8,831,000)	(8,409,000)

Net Loans	571,547,000	527,999,000

Premises and equipment	9,152,000	7,622,000
Investment in real estate	989,000	643,000
Interest receivable and other assets	28,787,000	26,993,000

TOTAL ASSETS	$ 770,641,000	$ 748,930,000

LIABILITIES
Deposits:
Noninterest-bearing	$ 170,694,000	$ 189,792,000
Interest-bearing	515,726,000	452,862,000

Total Deposits	686,420,000	642,654,000

Short-term borrowings	6,900,000	32,200,000
Long-term debt and other borrowings	17,092,000	17,098,000
Accrued interest payable and other liabilities	10,031,000	11,112,000

Total Liabilities	720,443,000	703,064,000

SHAREHOLDERS' EQUITY
Common stock, no par value - 20,000,000 shares authorized;
3,534,022 and 3,486,222 issued and outstanding
at June 30, 2007 and December 31, 2006, respectively	10,871,000	10,368,000
Additional paid-in capital	301,000	145,000
Retained earnings	40,606,000	36,986,000
Accumulated other comprehensive income (loss)	(1,580,000)	(1,633,000)

Total Shareholders' Equity	50,198,000	45,866,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 770,641,000	$ 748,930,000

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(unaudited)	Quarter Ended June 30		Year to date June 30

	2007	2006	2007	2006

INTEREST INCOME
Loans (including fees)	$ 12,231,000	$ 9,647,000	$ 23,645,000	$ 18,184,000
Investment securities	1,429,000	1,627,000	2,944,000	3,249,000
Fed funds & other interest-bearing balances	59,000	66,000	127,000	343,000

Total Interest Income	13,719,000	11,340,000	26,716,000	21,776,000

INTEREST EXPENSE
Deposits	5,650,000	3,632,000	11,008,000	6,953,000
Short-term borrowings	310,000	277,000	400,000	279,000
Long-term borrowings	307,000	118,000	611,000	232,000

Total Interest Expense	6,267,000	4,027,000	12,019,000	7,464,000

Net Interest Income	7,452,000	7,313,000	14,697,000	14,312,000
Provision for loan losses	225,000	300,000	450,000	530,000

Net Interest Income After Loan Loss Provision	7,227,000	7,013,000	14,247,000	13,782,000

NONINTEREST INCOME
Service charges & fees on deposits	222,000	195,000	432,000	391,000
Other customer service fees	339,000	340,000	618,000	632,000
Other	304,000	318,000	555,000	486,000

Total Noninterest Income	865,000	853,000	1,605,000	1,509,000

NONINTEREST EXPENSE
Salaries and employee benefits	2,547,000	2,272,000	4,914,000	4,537,000
Occupancy	226,000	220,000	469,000	436,000
Furniture & equipment	262,000	277,000	501,000	523,000
Promotional	187,000	144,000	337,000	302,000
Professional	328,000	341,000	717,000	580,000
Other	526,000	494,000	989,000	973,000

Total Noninterest Expense	4,076,000	3,748,000	7,927,000	7,351,000

Income Before Taxes	4,016,000	4,118,000	7,925,000	7,940,000
Income Taxes	1,659,000	1,536,000	3,353,000	3,152,000

NET INCOME	$ 2,357,000	$ 2,582,000	$ 4,572,000	$ 4,788,000

Basic Earnings per Share	$ 0.67	$ 0.74	$ 1.30	$ 1.38

Diluted Earnings per Share	$ 0.63	$ 0.69	$ 1.23	$ 1.29

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Year to Date June 30

	2007	2006

Cash Flows From Operating Activities:
Net Income	$ 4,572,000	$ 4,788,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for possible loan losses	450,000	530,000
Depreciation and amortization	453,000	437,000
Stock-based compensation expense	167,000	64,000
Tax benefit from stock-based compensation	(28,000)	-
Net gain on sale of assets	(12,000)	(5,000)
Deferred income taxes	(385,000)	282,000
Amortization of investment securities' premiums
and discounts	6,000	-
Increase in interest receivable and other assets	(1,464,000)	(1,614,000)
Increase in accrued interest payable and other liabilities	(975,000)	144,000

Total adjustments	(1,788,000)	(162,000)

Net Cash Provided by Operating Activities	2,784,000	4,626,000

Cash Flows From Investing Activities:
Proceeds from maturing and called investment securities	20,191,000	28,970,000
Purchases of investment securities	-	(10,980,000)
Net increase in loans made to customers	(43,998,000)	(66,969,000)
Net additions to premises and equipment	(2,317,000)	(523,000)

Net Cash Applied to Investing Activities	(26,124,000)	(49,502,000)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	41,983,000	6,670,000
Net increase (decrease) in certificates of deposit	1,783,000	(745,000)
Net increase (decrease) in short-term borrowings	(25,300,000)	49,800,000
Payments on long-term debt and other borrowings	(6,000)	(4,000)
Proceeds from long term debt and other borrowings	-	-
Cash dividends paid	(951,000)	(834,000)
Tax benefit from stock-based compensation	18,000	-
Proceeds from issuance of common stock	503,000	289,000

Net Cash Provided by Financing Activities	18,030,000	55,176,000

Net Increase (Decrease) in Cash and Cash Equivalents	(5,310,000)	10,300,000
Cash and Cash Equivalents, at Beginning of Period	37,779,000	26,445,000

Cash and Cash Equivalents, at End of Period	$ 32,469,000	$ 36,745,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$ 11,045,000	$ 6,902,000

Income taxes	$ 2,751,000	$ 3,622,000

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

In 1987, the Bank formed a subsidiary, Kern Island Company, to acquire, develop, sell or operate commercial or residential real property located in the Company's market area. In 1993, the Bank formed a limited partnership, Farmersville Village Grove Associates (a California limited partnership), to acquire and operate low-income housing projects under the auspices of the Rural Economic and Community Development Department (formerly Farmers Home Administration), United States Department of Agriculture. Kern Island Company is the 5% general partner and the Bank is the 95% limited partner. The company’s investment in Kern Island Company and Farmersville Village Grove Associates is included in “Investment In Real Estate” on the balance sheet.

During August 2006, San Joaquin Bancorp formed San Joaquin Bancorp Trust #1, a Delaware statutory business trust, for the purpose of completing a private placement of $10 million in floating rate trust preferred securities.

Basis of Consolidation

The consolidated financial statements include San Joaquin Bancorp and its wholly-owned subsidiaries with the exception of San Joaquin Bancorp Trust #1 (the “Trust”.) All financial information presented in these financial statements includes the operations of the Bank and its subsidiaries for the current quarter and year-to-date on a comparative basis with prior years. All material intercompany accounts and transactions have been eliminated in consolidation. The Trust was established for the purpose of issuing trust preferred securities. Based on the requirements of the Financial Accounting Standards Board Interpretation (FIN) 46R and accepted industry interpretation and presentation, the Trust has not been consolidated. Instead, the Company’s investment in the Trust is included in “Other Assets” on the balance sheet and junior subordinated debentures are presented in long-term debt.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required for audited financial statements. In the opinion of Management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2007 and December 31, 2006, the results of operations for the quarterly and year-to-date periods ended June 30, 2007 and 2006, and cash flows for the year-to-date periods ended June 30, 2007 and 2006.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as well as other information included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the quarterly and year-to-date periods ended June 30, 2007 and 2006 may not necessarily be indicative of the operating results for the full year.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which the Interpretation is adopted. The Company has reviewed all of its tax positions based on previously filed tax returns and expectations in future tax returns and has concluded that, based on technical merits, it is more likely than not that all positions will be sustained upon examination by applicable taxing authorities. Therefore, no adjustments to the tax positions recorded in the financial statements are necessary with the implementation of FIN 48.

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

Cash Dividend

The Board of Directors of the Bank declared a cash dividend of $0.27 per share, which was payable on March 15, 2007 to shareholders of record as of February 28, 2007.

There are 20,000,000 shares of common stock, no par value, authorized. There were 3,534,022 and 3,486,222 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively. The Company also has 5,000,000 authorized shares of preferred stock, with 0 shares outstanding.

NOTE 2. STOCK COMPENSATION

Effective January 1, 2006, the Company adopted the new requirements of SFAS 123R on a prospective basis. Compensation expense was $110,000 and $38,000 for the respective quarters ended and $167,000 and $64,000 for the year-to-date periods ended June 30, 2007 and 2006, respectively.

NOTE 3. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $201,898,000 and standby letters of credit of approximately $9,922,000, at June 30, 2007. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $85,439,000 of loan commitments outstanding at June 30, 2007 related to real estate loans. The remaining commitments primarily relate to revolving lines of credit or commercial loans or other unused commitments, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the quarterly and year-to-date periods ended June 30 is reconciled as follows:

	Quarter Ended June 30		Year to Date June 30
	2007	2006	2007	2006

Basic Earnings per Share:
Net income	$ 2,357,000	$ 2,582,000	$ 4,572,000	$ 4,788,000
Weighted average common shares outstanding	3,531,000	3,477,000	3,521,000	3,470,000

Basic Earnings per Share	$ 0.67	$ 0.74	$ 1.30	$ 1.38

Diluted Earnings per Share:
Net income	$ 2,357,000	$ 2,582,000	$ 4,572,000	$ 4,788,000
Weighted average common shares outstanding	3,531,000	3,477,000	3,521,000	3,470,000
Dilutive effect of outstanding options	189,000	240,000	193,000	236,000

Weighted average common shares outstanding - diluted	3,720,000	3,717,000	3,714,000	3,706,000

Diluted Earnings per Share	$ 0.63	$ 0.69	$ 1.23	$ 1.29

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

	Quarter Ended June 30		Year to Date June 30
	2007	2006	2007	2006

Net Income	$2,357,000	$2,582,000	$4,572,000	$4,788,000
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) arising during the period on cash flow hedges	8,000	17,000	15,000	26,000
Unrealized holding gains (losses) arising during the period on securities	(69,000)	(48,000)	(69,000)	(80,000)
Unamortized post-retirement benefit obligation	54,000	-	108,000	-

Other Comprehensive Income (loss)	(7,000)	(31,000)	54,000	(54,000)

Total Comprehensive Income	$2,350,000	$2,551,000	$4,626,000	$4,734,000

NOTE 6. POST RETIREMENT BENEFITS

In accordance with SFAS No.132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", the Company provides the following interim disclosure related to its post-retirement benefit plan. The following table sets forth the effects of net periodic benefit cost for the six month and three month periods ended June 30:

	Quarter Ended June 30		Year to Date June 30
	2007	2006	2007	2006

Service Cost	$ 96,000	$ 117,000	$ 192,000	207,000
Interest Cost	120,000	75,000	239,000	133,000
Amortization of Unrecognized Prior Service Costs	78,000	61,000	156,000	108,000
Amortization of Net Obligation at Transition	-	-	-	-
Amortization of Unrecognized (Gains) and Losses	21,000	-	43,000	-

Net Periodic Pension and Post-Employment Benefits Cost	$ 315,000	$ 253,000	$ 630,000	$ 448,000

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

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control -- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, among others, certain credit, market, operational and liquidity risks associated with our business and operations, changes in business and economic conditions in California and nationally, rising interest rates, potential acts of terrorism and actions taken in response, fluctuations in asset prices including, but not limited to, stocks, bonds, real estate and commodities,, volatility of rate sensitive deposits and investments, concentrations of real estate collateral securing many of our loans, operational risks including data processing system failures and fraud, accounting estimates and judgments, compliance costs associated with the Company’s internal control structure and procedures for financial reporting. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” in Item 1A and elsewhere in our most recent annual report on Form 10-K.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. The results of operations for the quarterly and year-to-date periods ended June 30, 2007 and 2006 may not necessarily be indicative of the operating results for the full year.

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

Overview

At June 30, 2007, we had total consolidated assets of $770,641,000, an increase of 2.9% compared to $748,930,000 at year-end 2006, total consolidated net loans of $571,547,000, an increase of 8.2% compared to $527,999,000 at year-end 2006, total consolidated deposits of $686,420,000, an increase of 6.8% over $642,654,000 at year-end 2006, and consolidated shareholders’ equity of $50,198,000, an increase of 9.4% compared to $45,866,000 at year-end 2006.

We reported quarterly net income of $2,357,000 for the second quarter of 2007. Net income decreased $225,000, or 8.7%, from the $2,582,000 reported in the second quarter of 2006. Diluted earnings per share were $0.63 for the second quarter of 2007 and $0.69 for the second quarter of 2006. Net income for the 2nd quarter of 2006 included a nonrecurring tax refund of $243,000 or $0.06 per diluted share. Excluding the tax refund, net income for the 2nd quarter of 2006 was $2,339,000 and EPS were $0.63 per diluted share.

For the quarter ended June 30, 2007, the annualized return on average assets (ROAA) and return on average equity (ROAE) were 1.24% and 19.32%, respectively, compared to 1.56% and 24.48%, respectively, for the same period in 2006. Excluding the tax refund, ROAA and ROAE were 1.27% and 19.88%, respectively, for the quarter ended June 30, 2006.

For the year to date ended June 30, 2007, net income was $4,572,000. Net income decreased $216,000, or 4.5% compared to $4,788,000 reported in the same period of 2006. Diluted earnings per share were $1.23 and $1.29 for the year to date period ended June 30, 2007 and 2006, respectively. Excluding the tax refund, earnings per share were $1.23 for the year to date period ended June 30, 2006.

For the year to date period ended June 30, 2007, ROAA and ROAE were 1.23% and 19.35%, respectively, compared to 1.47% and 23.38% for the year to date period ended June 30, 2006. Excluding the tax refund, ROAA and ROAE were 1.39% and 22.19%, respectively, for the year to date period ended June 30, 2006.

The following table provides a summary of the major elements of income and expense for the periods indicated:

Condensed Comparative Income Statement (unaudited)

	Quarter Ended June 30			Year to date June 30

	2007	2006	% Change	2007	2006	% Change

Interest Income	$13,719,000	$11,340,000	20.98%	$26,716,000	$21,776,000	22.69%
Interest Expense	6,267,000	4,027,000	55.62%	12,019,000	7,464,000	61.03%

Net Interest Income	7,452,000	7,313,000	1.90%	14,697,000	14,312,000	2.69%
Provision for Loan Losses	225,000	300,000	-25.00%	450,000	530,000	-15.09%

Net interest income after
provision for loan losses	7,227,000	7,013,000	3.05%	14,247,000	13,782,000	3.37%
Noninterest Income	865,000	853,000	1.41%	1,605,000	1,509,000	6.36%
Noninterest Expense	4,076,000	3,748,000	8.75%	7,927,000	7,351,000	7.84%

Income Before Taxes	4,016,000	4,118,000	-2.48%	7,925,000	7,940,000	-0.19%
Provision For Income Taxes	1,659,000	1,536,000	8.01%	3,353,000	3,152,000	6.38%

Net Income	$ 2,357,000	$ 2,582,000	-8.71%	$ 4,572,000	$ 4,788,000	-4.51%

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following tables provide a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

	Quarter Ended June 30

(dollars in thousands)	2007			2006

			Avg			Avg
	Avg Balance	Interest	Yield	Avg Balance	Interest	Yield

ASSETS
Earning assets:
Loans (1)	$ 576,509	$ 12,231	8.51%	$ 454,052	$ 9,647	8.52%
Taxable investments	125,768	1,385	4.42%	149,586	1,583	4.24%
Tax-exempt investments(2)	4,629	44	3.81%	4,588	44	3.85%
Fed funds sold and other
interest-bearing balances	3,933	59	6.02%	5,613	66	4.72%

Total earning assets	710,839	13,719	7.74%	613,839	11,340	7.41%

Cash & due from banks	24,428			25,292
Other assets	28,367			23,871

Total Assets	$ 763,634			$ 663,002

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 295,196	$ 3,238	4.40%	$ 286,625	2,647	3.70%
Savings	153,424	1,799	4.70%	98,064	760	3.11%
Time deposits	50,627	613	4.86%	27,193	225	3.32%
Other borrowings	40,305	617	6.14%	29,216	395	5.42%

Total interest-bearing liabilities	539,552	6,267	4.66%	441,098	4,027	3.66%

Noninterest-bearing deposits	164,120			173,425
Other liabilities	11,041			6,181

Total Liabilities	714,713			620,704

SHAREHOLDERS' EQUITY
Shareholders' equity	48,921			42,298

Total Liabilities and
Shareholders' Equity	$ 763,634			$ 663,002

Net Interest Income and
Net Interest Margin (3)		$ 7,452	4.20%		$ 7,313	4.78%

1)	Loan interest income includes fee income of $421,000 and $513,000 for the quarters ended June 30, 2007 and 2006, respectively. Average balance of loans includes average deferred loan fees of $1,356,000 and $1,446,000 for the quarters ended June 30, 2007 and 2006, respectively. The average balance of nonaccrual loans is not significant as a percentage of total loans and, as such, has been included in net loans. Certain loans in both periods reported were partially exempt from federal and/or state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

	Year to date June 30

(dollars in thousands)	2007			2006

			Avg			Avg
	Avg Balance	Interest	Yield	Avg Balance	Interest	Yield

ASSETS
Earning assets:
Loans, net of unearned (1)	$ 554,828	$ 23,645	8.59%	$ 434,672	$ 18,184	8.44%
Taxable investments	130,509	2,856	4.41%	152,562	3,182	4.21%
Tax-exempt investments(2)	4,627	88	3.84%	3,574	67	3.78%
Fed funds sold and other
interest-bearing balances	4,920	127	5.21%	15,412	343	4.49%

Total Earning Assets	694,884	26,716	7.75%	606,220	21,776	7.24%

Cash & due from banks	26,082			27,076
Other assets	27,907			24,032

Total Assets	$ 748,873			$ 657,328

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 294,794	$ 6,463	4.42%	$ 284,653	$ 5,021	3.56%
Savings	142,643	3,303	4.67%	99,325	1,499	3.04%
Time deposits	51,770	1,242	4.84%	27,392	433	3.19%
Other borrowings	31,640	1,011	6.44%	18,155	511	5.68%

Total interest-bearing liabilities	520,847	12,019	4.65%	429,525	7,464	3.50%

Noninterest-bearing deposits	168,958			179,987
Other Liabilities	11,421			6,511

Total Liabilities	701,226			$ 616,023

SHAREHOLDERS' EQUITY
Shareholders' equity	47,647			41,305

Total Liabilities and
Shareholders' Equity	$ 748,873			$ 657,328

Net Interest Income and
Net Interest Margin (3)		$ 14,697	4.27%		$ 14,312	4.76%

1)	Loan interest income includes fee income of $861,000 and $1,024,000 for the year-to-date periods ended June 30, 2007 and 2006, respectively. Average balance of loans includes average deferred loan fees of $1,340,000 and $1,443,000 for the year-to-date periods ended June 30, 2007 and 2006, respectively. The average balance of nonaccrual loans is not significant as a percentage of total loans and, as such, has been included in net loans. Certain loans in both periods reported were partially exempt from federal and/or state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

The following tables set forth changes in interest income and interest expense segregated for major categories of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume, and changes in rates. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

	Quarter Ended June 30
	2007 over 2006

(dollars in thousands)(unaudited)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	2,598	(14)	2,584
Taxable investment securities	(260)	62	(198)
Tax-exempt investment securities (2)	0	(0)	(0)
Fed funds sold and other interest-bearing balances	(23)	16	(7)

Total	2,315	64	2,379

Interest-Bearing Liabilities:
NOW and money market accounts	81	510	591
Savings deposits	544	495	1,039
Time deposits	252	136	388
Other borrowings	165	57	222

Total	1,042	1,198	2,240

Interest Differential	1,273	(1,134)	139

1)	Loan interest income includes fee income of $421,000 and $513,000 for the quarters ended June 30, 2007 and 2006, respectively. Certain loans in both periods reported were partially exempt from federal and/or state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

	Year to Date June 30
	2007 over 2006

(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	5,115	346	5,461
Taxable investment securities	(477)	151	(326)
Tax-exempt investment securities (2)	20	1	21
Fed funds sold and other interest-bearing balances	(264)	48	(216)

Total	4,394	546	4,940

Interest-Bearing Liabilities:
NOW and money market accounts	184	1,258	1,442
Savings deposits	811	993	1,804
Time deposits	511	298	809
Other borrowings	423	77	500

Total	1,929	2,626	4,555

Interest Differential	2,465	(2,080)	385

3)	Loan interest income includes fee income of $861,000 and $1,024,000 for the year-to-date periods ended June 30, 2007 and 2006, respectively. Certain loans in both periods reported were partially exempt from federal and/or state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

4)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

Net interest income, before provision for loan loss, was $7,452,000 for the quarter ended June 30, 2007 compared to $7,313,000 for the quarter ended June 30, 2006, an increase of $139,000, or 1.9% . For the year-to-date period ended June 30, 2007, net interest income, before provision for loan loss, was $14,697,000 compared to $14,312,000 for the same period ended June 30, 2006, an increase of $385,000, or 2.7%% . During the periods presented, the increases in net interest income were due primarily to the increases in loan volume. Average yields on earning assets increased at a lessor pace than the average interest cost of deposits and other borrowings. Loan growth outpaced deposit growth, therefore, additional sources of funding were obtained through higher costing other borrowings such as FHLB advances. Deposit growth came primarily from savings deposits and other time deposits including brokered and State of California deposits. Competition for loans and deposits intensified due to interest rate pressures. Deposit competition within the banking industry caused deposit costs to rise, while competitive rates on loans did not allow loan rates to rise as quickly. The resulting increase in funding costs did not fully offset rising yields on loans and investments due to intermediate and long-term interest rates remaining relatively stable during the above periods.

Interest Income - Second quarter 2007 Compared to 2006

Total interest income for the quarter ended June 30, 2007 was $13,719,000 compared to $11,340,000 for the quarter ended June 30, 2006, an increase of $2,379,000 or 21.0% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the second quarter of 2007, total average earning assets were $710,839,000 compared to $613,839,000 during the second quarter of 2006, an increase of $97,000,000, or 15.8% . During the same period, the average yield on earning assets increased from 7.41% to 7.74%, or 33 basis points. Of the increase in interest income, $2,315,000 was due to variances in the volume of earning assets and $64,000 was due to variances in the average rate earned on earning assets. Loans were the component of earning assets that contributed the majority of the increase in interest income, which were partially offset by declines in taxable investment securities and Federal Funds sold and other interest-bearing balances. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the second quarter of 2007, average loans, net of deferred fees and costs, were $576,509,000 compared to $454,052,000 during the second quarter of 2006, an increase of $122,457,000, or 27.0% . This increased volume of loans resulted in an increase in interest earned on average loans of $2,598,000 during the quarterly period ended June

30, 2007, compared to the quarterly period ended June 30, 2006. During this same time period, the average yield earned on average loans remained similar from 8.52% to 8.51% . This 1 basis point decrease in average yield resulted in a decrease of $14,000 in interest earned on average net loans during the second quarter of 2007 compared to the second quarter of 2006. The net result was an increase of $2,584,000 in interest earned on average net loans during the second quarter of 2007 compared with the same period of 2006.

Average taxable investment securities during the second quarter of 2007 were $125,768,000 compared to $149,586,000 during the same period of 2006, a decrease of $23,818,000, or 15.9% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $260,000 during the second quarter of 2007 compared to the second quarter of 2006. During the same period, average yield earned on average taxable securities increased by 18 basis points, resulting in an increase of $62,000 in interest earned on average taxable securities during the second quarter of 2007, compared to the same period of 2006. The net result was a decrease of $198,000 in interest earned on average taxable securities during the second quarter of 2007, compared to the second quarter of 2006.

Interest earned on tax-exempt securities for June 30, 2007 compared to June 30, 2006 was $44,000 for both quarterly periods. Average tax-exempt securities were $4,629,000 and $4,588,000 for the comparative quarterly periods at June 30, 2007 and 2006, respectively and increase of $41,000 or 0.9% . During the same period, the average yield on tax-exempt securities decreased from 3.85% to 3.81% .

During the second quarter of 2007, average Federal Funds sold and other interest-bearing balances were $3,933,000 compared to $5,613,000 during the same period of 2006, a decrease of $1,680,000, or 29.9% . This decrease in volume resulted in a decrease in interest earned of $23,000 during the second quarter of 2007 compared to the second quarter of 2006. During the same period, average yield earned on these balances increased by 130 basis points, resulting in an increase of $16,000 in interest income during the second quarter of 2007, compared to the same period of 2006. The net result was a decrease of $7,000 in interest earned on Federal Funds sold and other interest-bearing balances during the second quarter of 2007, compared to the second quarter of 2006.

Interest Expense - Second quarter 2007 Compared to 2006

Total interest expense for the second quarter of 2007 was $6,267,000 compared to $4,027,000 for the second quarter of 2006, an increase of $2,240,000, or 55.6% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the second quarter of 2007, total average interest-bearing liabilities were $539,552,000 compared to $441,098,000 during the second quarter of 2006, an increase of $98,454,000, or 22.3% . During the same period, the average rate paid on interest-bearing liabilities increased from 3.66% to 4.66%, or 100 basis points. Of the increase in interest expense, $1,042,000 was due to variances in the volume of interest-bearing liabilities and $1,198,000 was due to variances in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The average balance of NOW and money market accounts increased from $286,625,000 during the second quarter of 2006 to $295,196,000 during the second quarter of 2007, an increase of $8,571,000, or 3.0% . This increased volume of deposits resulted in an increase in interest expense of $81,000 during the second quarter of 2007 compared to the second quarter of 2006, while a 70 basis point increase in interest rates paid during the same period caused interest expense to increase by $510,000. The net result was an increase in interest expense on average NOW and money market accounts of $591,000 during the second quarter of 2007, compared to the second quarter of 2006.

Average savings deposits increased during the second quarter of 2007 to $153,424,000, compared to $98,064,000 during the second quarter of 2006, an increase of $55,360,000, or 56.5% . Because of the increase in average savings deposits, interest expense increased $544,000 during the second quarter of 2007, compared to the second quarter of 2006. Interest rates during this same period increased by 159 basis points, resulting in an increase in interest expense of $495,000 in the second quarter of 2007, compared to the second quarter of 2006. The net result was an increase of $1,039,000 in interest expense on average savings deposits during the second quarter of 2007 versus the second quarter of 2006.

Average time deposits during the second quarter of 2007 increased to $50,627,000, compared to $27,193,000 during the second quarter of 2006, an increase of $23,434,000, or 86.2% . This increase in average time deposits caused interest expense to increase by $252,000 in the second quarter of 2007 compared to the second quarter of 2006, and the 154 basis point increase in interest rates on average time deposits caused interest expense to increase by $136,000 during this same time period. These two factors resulted in the net increase in interest expense on average time deposits of $388,000 in the second quarter of 2007 compared to the second quarter of 2006.

Average other borrowings increased during the second quarter of 2007 to $40,305,000 compared to $29,216,000 during the second quarter of 2006, an increase of $11,089,000, or 38.0% . The increase in average other borrowings was primarily the result of an increase in junior subordinated notes in connection with the issuance of trust preferred securities in the third quarter of 2006. The increase in average other borrowings resulted in an increase in interest expense of $165,000 during the second quarter of 2007, compared to the second quarter of 2006, while a 72 basis point increase in interest rates paid on average other borrowings caused interest expense to increase by $57,000 during this same year-over-year time period. The net result was an increase of $222,000 in interest expense on other borrowings during the second quarter of 2007 compared to the second quarter of 2006.

Interest Income - Year to Date for 2007 Compared to 2006

Total interest income year to date through June 30, 2007 was $26,716,000 compared to $21,776,000 for the same period ended June 30, 2006, an increase of $4,940,000 or 22.7% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the year to date period in 2007, total average earning assets were $694,884,000 compared to $606,220,000 during the same period in 2006, an increase of $88,664,000, or 14.6% . During the same period, the average rate paid on earning assets increased from 7.24% to 7.75%, or 51 basis points. Of the increase in interest income, $4,394,000 was due to variances in the volume of earning assets and $546,000 was due to variances in the average rate earned on earning assets. Loans were the component of earning assets that contributed the majority of the increase in interest income, which were partially offset by declines in taxable investment securities and Federal Funds sold and other interest-bearing balances. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the year to date period through 2007, average loans, net of deferred fees and costs, were $554,828,000 compared to $434,672,000 during the same period in 2006, an increase of $120,156,000, or 27.6% . This increased volume of loans resulted in an increase in interest earned on average loans of $5,115,000 during the year-to-date period ended June 30, 2007, compared to the same period ended June 30, 2006. During this same time period, the average yield earned on average loans increased from 8.44% to 8.59% . This 15 basis point increase in average yield resulted in an increase of $346,000 in interest earned on average net loans during the year to date period in 2007 compared to the same period in 2006. The net result was an increase of $5,461,000 in interest earned on average net loans for the year to date period in 2007 compared with the same period of 2006.

Average taxable investment securities year to date in 2007 were $130,509,000 compared to $152,562,000 during the same period of 2006, a decrease of $22,053,000, or 14.5% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $477,000 year to date in 2007 compared to the same period in 2006. During the same period, average yield earned on average taxable securities increased by 20 basis points, resulting in an increase of $151,000 in interest earned on average taxable securities during the year to date period in 2007, compared to the same period of 2006. The net result was a decrease of $326,000 in interest earned on average taxable securities for the year to date period in 2007, compared to the same period in 2006.

Average tax-exempt securities for the year to date period 2007 versus 2006 increased to $4,627,000 from $3,574,000 for a change of $1,053,000 or 29.5% . This volume increase accounted for $20,000 of the change in interest earned year over year. The average yield on tax-exempt securities increased from 3.78% to 3.84% and accounted for the remainder of the increase in interest earned of $1,000 year over year.

Year to date in 2007, average Federal Funds sold and other interest-bearing balances were $4,920,000 compared to $15,412,000 during the same period of 2006, a decrease of $10,492,000, or 68.1% . This decrease in volume resulted in a decrease in interest earned of $264,000 year to date in 2007 compared to the same period in 2006. During the same period, average yield earned on these balances increased by 72 basis points, resulting in an increase of $48,000 in interest income in 2007, compared to the same period of 2006. The net result was a decrease of $216,000 in interest earned on Federal Funds sold and other interest-bearing balances during year to date in 2007, compared to the year to date period 2006.

Interest Expense - Year-to-Date for 2007 Compared to 2006

Total interest expense year to date for 2007 was $12,019,000 compared to $7,464,000 for the same period in 2006, an increase of $4,555,000, or 61.0% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. Total average interest-bearing liabilities year to date were $520,847,000 at June 30, 2007 compared to $429,525,000 average year to date at June 30, 2006, an increase of $91,322,000, or 21.3% . During the same period, the average rate paid on interest-bearing liabilities increased from 3.50% to 4.65%, or 115 basis points. Of the increase in interest expense, $1,929,000 was due to variances in the volume of interest-bearing liabilities and $2,626,000 was due to variances in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The year-to-date average balance of NOW and money market accounts through June 30, 2006 increased from $284,653,000 to $294,794,000 through June 30, 2007, an increase of $10,141,000, or 3.6% . This increased volume of deposits resulted in an increase in year-to-date interest expense of $184,000 in 2007 compared to the same period in 2006, while the 86 basis point increase in interest rates during the same period caused interest expense to increase by $1,258,000. The net result was an increase in interest expense on average NOW and money market accounts of $1,442,000 year to date in 2007, compared to the same period in 2006.

Average savings deposits increased year to date in 2007 to $142,643,000, compared to $99,325,000 year to date in 2006, an increase of $43,318,000, or 43.6% . Because of the increase in average savings deposits, interest expense increased $811,000 year to date in 2007, compared to the same period in 2006. Interest rates during this same period increased by 163 basis points, resulting in an increase in interest expense of $993,000 year to date in 2007, compared to year to date 2006. The net result was an increase of $1,804,000 in interest expense year to date on average savings deposits in 2007 versus the same period in 2006.

Average time deposits year to date for 2007 increased to $51,770,000, compared to $27,392,000 in 2006 for the same period, an increase of $24,378,000, or 89.0% . This increase in average time deposits caused interest expense to increase by $511,000 in 2007 compared to 2006 on a year-to-date comparative basis, and the 165 basis point increase in interest rates on average time deposits caused interest expense to increase by $298,000 during this same time period. These two factors resulted in the net increase in year-to-date interest expense on average time deposits of $809,000 for the comparative periods in 2007 and 2006.

Average other borrowings increased year to date for 2007 to $31,640,000 compared to $18,155,000 year to date in 2006, an increase of $13,485,000, or 74.3% . The increase in average other borrowings was primarily the result of an increase in junior subordinated notes in connection with the issuance of trust preferred securities in the third quarter of 2006. The increase in average other borrowings resulted in an increase in interest expense of $423,000 year to date in 2007, compared to the same period in 2006, while a 76 basis point decrease in interest rates paid on average other borrowings caused interest expense to increase by $77,000 during this same year-over-year time period. The net result was an increase of $500,000 in interest expense on other borrowings year to date in 2007 compared to the same period in 2006.

Net Interest Margin

The annualized net interest margin, equal to net interest income divided by average earning assets, for the current quarter of 2007 was 4.20% compared to 4.78% for the same quarter of 2006, a decrease of 58 basis points. Annualized net interest margin year to date for 2007 was 4.27% compared to 4.76% year to date in 2006. Although the yield on average earning assets increased modestly for the quarter and year to date in 2007 compared to 2006, the average cost of funding increased at a greater pace. The increase in average cost of funding was due partly to increased rates and partly to the migration of noninterest-bearing deposits into interest-bearing accounts within the Company. The current competitive rate environment could, in Management’s view, exert continued pressure on net interest margin potentially resulting in a flat to slightly declining margin for the remainder of 2007.

Provision for Loan Losses

We made a $225,000 addition to the allowance for loan losses in the current quarter of 2007 compared to an addition of $300,000 in the same period in 2006. Year to date, the addition amounted to $450,000 in 2007 and $530,000 in 2006. The provision for loan losses is based upon in-depth analysis, in which Management considers many factors, including the rate of loan growth, changes in the level of past due, nonperforming and classified assets, changing portfolio mix, overall credit loss experience, recommendations of regulatory authorities, and prevailing local and national economic conditions to establish an allowance for loan losses deemed adequate by Management. Based upon information known to Management at the date of this report, Management believes that these additions to the total allowance for loan losses allow the Company to maintain an adequate reserve to absorb losses inherent in the loan portfolio. The total allowance for loan losses was $8,831,000 at June 30, 2007, compared to $8,409,000 at December 31, 2006, an increase of $422,000, or 5.0% . The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.52% at June 30, 2007 and 1.57% at December 31, 2006. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” discussion later in this item.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts, customer service fees, and fees for miscellaneous services. Noninterest income totaled $865,000 in the current quarter of 2007, which was an increase of $12,000, or 1.4%, over $853,000 in the same quarter of 2006. Year to date, noninterest income was $1,605,000 in 2007 compared to $1,509,000 in 2006, an increase of $96,000 or 6.4% . Service charges and fees on deposits and other miscellaneous fees increased modestly while customer service fees decreased slightly.

Noninterest Expense

Noninterest expense increased $328,000, or 8.8%, to a total of $4,076,000 in the current quarter of 2007 compared to $3,748,000 in the same quarter of 2006. On a year-to-date basis, noninterest expense was $7,927,000 and $7,351,000 for 2007 and 2006, respectively. This was an increase of $576,000 or 7.8% year over year.

Salary and employee benefits increased $275,000, or 12.1%, to $2,547,000 during the current quarter of 2007 as compared to $2,272,000 in the comparative quarter of 2006. Year to date, the expense for salary and employee benefits was $4,914,000 and $4,537,000 for 2007 and 2006, an increase of $377,000 or 8.3% . The increase in salary and employee benefits was due primarily to normal salary increases, and increases in net periodic costs of pensions and other post-employment benefits as compared to the prior year.

Occupancy and furniture and equipment expense decreased by $9,000, to $488,000 during the current quarter of 2007 compared to $497,000 in the same quarter of 2006. Year to date, expense increased $11,000 to $970,000 for 2007 compared to $959,000 in 2006. The increase in occupancy and furniture expense was due to moderate increases janitorial expenses.

Promotional expense for the current quarter in 2007 was $187,000, an increase of $43,000 or 29.9%, compared to $144,000 in the same period in 2006. Promotional expense on a year to date basis increased 11.6%, or $35,000, to $337,000 in 2007 compared to $302,000 in 2006. The increased expense for the quarter and year to date consisted primarily of expense associated with community promotional activities for the Company.

Professional expense was $328,000 in the current quarter of 2007, a decrease of $13,000, or 3.8% as compared to $341,000 in the same quarter of 2006. Professional expense year to date was $717,000 in 2007 compared to $580,000 in 2006, an increase of 23.6% or $137,000. The increase in professional expense was primarily the result of increases in legal fees associated with regulatory compliance and reporting.

Other expenses for the current quarter of 2007 totaled $526,000, which was an increase of $32,000 or 6.5%, compared to $494,000 in the comparative quarter of 2006. Year to date, other expenses were $989,000 for 2007 compared to $973,000 in 2006, an increase of $16,000, or 1.6% .

Included in noninterest expense is additional compensation expense from granting of stock options under SFAS 123R of $110,000 for the current quarter and $167,000 year to date through June 30, 2007. In 2006, amounts expensed under SFAS 123R were $38,000 and $64,000 for the comparable periods respectively.

The efficiency ratios for the quarter ended June 30, 2007 and 2006 were 49.01% and 45.90%, respectively. For the year-to-date periods ended June 30, 2007 and 2006 the efficiency ratios were 48.63% and 46.46%, respectively.

Provision for Income Taxes

We recorded income tax expense of $1,659,000 for the current quarter of 2007 compared to $1,536,000 for the same quarter of 2006, an increase of $123,000 or 8.0% . In 2006, income tax expense for the quarter included a nonrecurring tax refund of $243,000 that reduced income tax expense. Without this tax refund, income tax expense for the current quarter would have decreased by $120,000 or 6.8% compared to the prior year. On a year-to-date basis, income tax expense for 2007 was $3,353,000 compared to $3,152,000 in 2006, an increase of $201,000 or 6.4% . Without the nonrecurring tax refund, income tax expense year to date would have decreased by $42,000 or 1.3% compared to the prior year. The effective tax rates year to date were 42.3% and 39.7% for the periods ended June 30, 2007 and 2006, respectively. The 2006 effective tax rate was 42.8% adjusted for the nonrecurring tax refund.

Securities

At June 30, 2007, held-to-maturity securities had a market value of $118,128,000 with an amortized cost basis of $120,761,000. On an amortized cost basis, the held-to-maturity investment portfolio decreased $20,061,000 from the December 31, 2006 balance of $140,822,000, a decrease of 14.2% . The decrease was due to maturities and payments received. Of the decrease, U.S. Treasury securities decreased $8,990,000, Government Agency securities decreased $6,109,000, and mortgage-backed securities decreased $4,962,000. The unrealized pretax loss on held-to-maturity securities at June 30, 2007 was $2,633,000, as compared to a loss of $2,507,000 at December 31, 2006. The unrealized pretax loss was caused by the general increase in interest rates on comparable financial instruments with similar remaining maturities. As a general rule, the market price of fixed rate investment securities will decline as interest rates rise. Inasmuch as these investment securities are classified as held-to-maturity, we expect to hold all such securities until they reach their respective maturity dates and, therefore, we do not anticipate recognizing any losses on these securities. During the second quarter of 2006, the Company reclassified all of its investments in municipal securities from held-to-maturity to available-for-sale. At June 30, 2007, available-for-sale securities had a market value of $6,936,000. The unrealized pretax loss on available-for-sale securities at June 30, 2007 was $202,000. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income in shareholders’ equity on an after-tax basis. We classify individual investments as available-for-sale or held-to-maturity at the time of purchase based upon liquidity and capital planning.

Loans

The ending balance for loans, net of unearned income at June 30, 2007 was $580,378,000, which was an increase of $43,970,000, or 8.2%, from the yearend 2006 balance of $536,408,000. Since year end 2006, significant changes in our loan portfolio were as follows: real estate loans have increased by $52,271,000 or 11.6% from $451,608,000 at December 31, 2006 to $503,879,000 at June 30, 2007; commercial loans decreased by $16,100,000 or 25.3% from $63,753,000 at December 31, 2006 to $47,653,000 at June 30, 2007; agricultural loans increased by $3,389,000 or 16.2% from $20,864,000 at December 31, 2006 to $24,253,000 at June 30, 2007. Based on currently available economic data and related information, Management believes that loan demand for Kern County and the greater Bakersfield area will remain fairly constant throughout the remainder of the year.

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

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $589,318,000 at June 30, 2007. Although we believe this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, a decline in real estate values in our primary market area in particular, or a substantial increase in interest rates could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent upon the successful operation, sale or refinancing of the real estate. We monitor the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in our judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions we consider involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in most instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect our future prospects and results of operations.

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

Nonaccrual, Past Due, Restructured Loans and Foreclosed Assets

We generally place loans on nonaccrual status when they become 90 days past due as to principal or interest, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans or portions thereof are charged off when, in our opinion, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans performing in compliance with modified terms and OREO at June 30, 2007 and December 31, 2006:

Nonaccrual, Past Due, Restructured Loans, and Foreclosed Assets

(data in thousands, except percentages)	June 30, 2007	December 31, 2006

	(unaudited)
Past due 90 days or more and still accruing:
Commercial	$ 11	$ -
Real estate	491	-
Consumer and other	22	3
Nonaccrual:
Commercial	1,040	-
Real estate	3,020	150
Consumer and other	-	-
Restructured (in compliance with modified
terms)	-	-

Total nonperforming and restructured loans	4,584	153

Foreclosed Assets	-	-

Total nonperforming and restructured assets	$ 4,584	$ 153

Allowance for loan losses as a percentage of
nonperforming and restructured loans	192.65%	5496.08%
Nonperforming and restructured loans to total loans, net of unearned income	0.79%	0.03%
Allowance for loan losses to nonperforming and
restructured assets	192.65%	5496.08%
Nonperforming and restructured assets to total assets	0.59%	0.02%

At June 30, 2007, there were nonperforming and restructured loans which totaled $4,584,000 compared to $153,000 at December 31, 2006, an increase of $4,431,000. The increase was due to an increase in loans placed on nonaccrual status. The increase in the amount of loans on nonaccrual status resulted from potential problem loans from a single customer. The loans are secured by various types of collateral including residential real estate and receivables. Based on information available at the date of this report, Management believes the risk of loss of principal is minimal; however, because of payment delays, the loans were placed on nonaccrual due to Management’s uncertainty regarding the collection of interest in the near term. During the second quarter of 2007, we continued to closely monitor and actively pursue the collection of all loans classified as nonperforming. At June 30, 2007, nonperforming and restructured loans were 0.79% of total loans, compared to 0.03% at December 31, 2006. The ratio of nonperforming and restructured assets to total assets was 0.59% at June 30, 2007 compared to 0.02% at December 31, 2006.

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

At June 30, 2007 and December 31, 2006, there was no recorded investment in loans that were considered impaired under SFAS No. 114. Other than impaired loans and classified loans (discussed below), we are not aware of any other potential problem loans which were accruing and current at June 30, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. In this report, the terms “impaired” and “classified” will not necessarily be used to describe the same loans. “Impaired” loans are those loans that meet the definition outlined in SFAS No. 114. “Classified” loans generally refer to those loans that have a credit risk rating of 6 through 8, as further discussed in the following section.

Generally, when a loan is placed on nonaccrual, it is the Company’s policy to apply payments against the principal balance of the loan until such time as full collection of the principal balance is expected. The amount of gross interest income that would have been recorded for nonaccrual loans for the quarterly and year-to-date periods ended June 30, 2007, if all such loans had been current in accordance with their original terms, was $175,000. The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the quarterly and year-to-date periods ended June 30, 2007, totaled $0.

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

At June 30, 2007, there was $9,770,000 in classified loans compared to $3,045,000 in classified loans at December 31, 2006, an increase of $6,725,000, or 220.9% . The change was primarily due to deterioration in the credit quality of the borrower and the receipt of payments on these loans. Classified Loans at June 30, 2007 included $3,579,000 in nonaccrual loans.

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

The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of performing and certain nonperforming loans other than classified loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for other factors that, in our judgment, affect the collectibility of the portfolio as of the evaluation date. At June 30, 2007, the formula allowance was $5,731,000 compared to $6,013,000 at December 31, 2006.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, specific allowances may also be calculated. Quarterly, all significant classified loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At June 30, 2007, the specific allowance was $1,510,000 on a classified loan base of $9,770,000 compared to a specific allowance of $1,059,000 on a classified loan base of $3,045,000 at December 31, 2006.

At June 30, 2007 and December 31, 2006 there was $1,590,000 and $1,337,000, respectively, in the allowance for loan losses that was unallocated. In the opinion of Management, and based upon an evaluation of potential losses inherent in the loan portfolio, it is necessary to establish unallocated allowance amounts above the amounts allocated using the formula and specific allowance methods, based upon our evaluation of the following factors:

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

There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the combined allowance for loan losses as determined by us at June 30, 2007 and set forth in the preceding paragraph.

The allowance for loan losses totaled $8,831,000 or 1.52% of total loans at June 30, 2007, compared to $8,409,000 or 1.57% of total loans at December 31, 2006. At these dates, the allowance represented 192.65% and 5,496.08% of nonperforming and restructured loans, respectively.

It is our policy to maintain the allowance for loan losses at a level considered adequate for risks inherent in the loan portfolio. Based on information currently available to Management, including economic factors, overall credit quality, historical delinquency and history of actual charge-offs, as of June 30, 2007, we believe that the allowance for loan losses is adequate. However, no prediction of the ultimate level of additional provisions to our allowance or loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Quarter Ended June 30		Year to Date June 30

	2007	2006	2007	2006

Beginning Balance	$ 8,602,000	$ 7,319,000	$ 8,409,000	$ 7,003,000
Provision charged to expense	225,000	300,000	450,000	530,000
Loans charged off	-	(77,000)	(38,000)	(81,000)
Recoveries	4,000	4,000	10,000	94,000
Reclassification from (to) allowance for off-balance sheet risks (*)	-		-	-

Ending Balance	$ 8,831,000	$ 7,546,000	$ 8,831,000	$ 7,546,000

Ending Loan Portfolio, net of unearned income			580,378,000	474,392,000

Allowance for loss as a percentage of ending loan portfolio			1.52%	1.59%

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

Our sources of liquidity consist primarily of cash and balances due from bank, federal funds sold, unpledged marketable investment securities, overnight federal fund credit lines with correspondent banks, and Federal Home Loan Bank (FHLB) advances. At June 30, 2007, consolidated liquid assets totaled $45,391,000 or 5.89% of total assets as compared to $63,510,000, or 8.48% of total consolidated assets at December 31, 2006. The decrease of $18,119,000 or 28.5% was due to a decrease in unpledged marketable investment securities and a decrease in cash and cash equivalents. At June 30, 2007, liquid assets consisted of cash and balances due from banks and unpledged investment securities. In addition to liquid assets, we maintain short-term overnight federal fund credit lines with correspondent banks and FHLB advance credit lines. At June 30, 2007 and December 31, 2006, we had $15,000,000 available under these federal fund credit lines. At June 30, 2007, $0 was outstanding under these credit lines. Federal fund daily rates are based on market rates for short-term overnight funds and are due on demand. These are uncommitted lines under which availability is subject to funding needs of the issuing banks. At June 30, 2007 and December 31, 2006, the Company had borrowing availability from FHLB advances of $48,163,000 and $39,131,000, respectively. The Company had $6,900,000 in FHLB advances outstanding at June 30, 2007. This was a decrease of $25,300,000 from $32,200,000 outstanding at December 31, 2006. The decrease in advances outstanding was due to additional funding from deposit growth and maturities of investment securities. FHLB advances are available in both overnight and term. Rates are fixed under both advance types and are determined by market rates of comparable instruments. In 2007, the Company began utilizing the State of California Time Deposit Program as an additional source of funds. At June 30, 2007, there was $9,793,000 in remaining borrowing capacity through this program.

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

San Joaquin Bancorp ("the Parent Company") is a separate entity from San Joaquin Bank ("the Bank") and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for interest and principal on outstanding debt including its trust preferred securities and the payment of dividends declared for shareholders. Substantially all of the Parent Company's liquidity is obtained from the exercise of stock options and dividends received from the Bank. Payment of such dividends to the Parent Company by the Bank is limited under regulations for Federal Reserve member banks and California law. The amount that can be paid in any calendar year, without prior approval from federal and state regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. The Company believes that such restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Investment In Real Estate

The Company’s investment in real estate totaled $989,000 at June 30, 2007 compare to $643,000 at December 31, 2006, an increase of $346,000, or 53.8% . The increase was due to the purchase of the personal residence of an executive officer of the company. The purchase of the property was a one-time transaction undertaken to assist on a family relocation matter and for internal operations purposes. The Company intends to promptly sell the property subject to local market conditions.

Capital Resources

Our total shareholders’ equity was $50,198,000 at June 30, 2007, compared to $45,866,000 at December 31, 2006, an increase of $4,332,000, or 9.44% . The change is the result of the first two quarters’ earnings, issuance of capital stock due to the exercise of stock options, the change in other comprehensive income or loss, and the cash dividend to shareholders in the first quarter of 2007.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at June 30, 2007 and the minimum capital requirements for both under the regulatory guidelines discussed above:

			For Capital	To Be Categorized
	June 30, 2007	December 31, 2006	Adequacy Purposes	"Well Capitalized"

Tier 1 leverage ratio	7.52%	8.24%	4%	5%
Tier 1 capital to risk-weighted assets	9.27%	9.16%	4%	6%
Total risk-based capital ratio	11.42%	11.37%	8%	10%

We met the “well capitalized” ratio measures at June 30, 2007.

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

Off-Balance Sheet Items

As of June 30, 2007 and December 31, 2006, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk, except for the interest rate cap contracts and interest rate swap agreements described herein.

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

At June 30, 2007, we had interest rate cap contracts on $14,000,000 notional amount of indebtedness. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively. Notional amount of $14,000,000 outstanding contracts will mature on June 2, 2008. The net gain or loss on the ineffective portion of these interest rate cap contracts was not material for the quarter ended June 30, 2007, or for the year ended December 31, 2006.

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

As of June 30, 2007, we had interest rate swap agreements on $62,736,000 notional amount of indebtedness. At June 30, 2007, the fair value of the swaps was $481,000 and is included with other assets on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the hedged item. The net gain or loss on the ineffective portion of these interest rate swap agreements was not material for the quarter ended June 30, 2007, or for the year ended December 31, 2006.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, we are able to estimate the potential impact of changing interest rates on the Company's earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liabilities (i.e., deposits and other borrowings) positions as the beginning base. The forecast balance sheet is processed against multiple interest rate scenarios. The scenarios include a 100, 200, and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200, and 300 basis point falling rate forecast which take place within a one year time frame. For example, the latest simulation forecast using June 30, 2007 balances and measuring against a flat rate environment, calculated that in a one-year horizon an increase in interest rates of 100 basis points may result in an increase of approximately $732,000 (2.23%) in net interest income. Conversely, a 100 basis point decrease may result in a decrease of approximately $105,000 (0.32%) in net interest income. The basic structure of the balance sheet has not changed significantly from the last simulation run.

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

ITEM 4. CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company’s management has evaluated the effectiveness, as of June 30, 2007, of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13(a)-15(e).. The Company’s principal executive officer and principal financial officer participated in the evaluation. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007

Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 23, 2007 and a total of 2,882,116 shares were present in person or by proxy at the Annual Meeting. There were no "broker non-votes" on Proposal 1 or Proposal 2 because they were considered routine and accordingly, brokers were able to vote shares on these matters for which no direction was provided by the beneficial owner. The shareholders of the Company voted upon the following proposals:

1.	Election of Directors:

		For	Withheld

	Melvin D. Atkinson	2,871,132	11,034
	Rogers Brandon	2,871,132	11,034
	Jerry Chicca	2,871,132	11,034
	Robert B. Montgomery	2,871,132	11,034
	Louis J. Barbich	2,871,132	11,034
	Donald S. Andrews	2,869,632	12,534
	Virginia (Ginger) Moorhouse	2,867,924	14,242
	Bart Hill	2,866,923	15,243
	Bruce Maclin	2,866,923	15,243

Shareholders were to cast their vote "for" a nominee or to "withhold" their vote.

2.	Proposal to Ratify Appointment of Brown Armstrong Paulden McCown Starbuck & Keeter Accountancy Corporation as Independent Auditors:

For	Against	Abstain

2,846,106	10,028	26,032

ITEM 5. OTHER INFORMATION None ITEM 6. EXHIBITS

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2007	SAN JOAQUIN BANCORP
(Registrant)

By: /s/ Stephen M. Annis
Stephen M. Annis
Executive Vice President &
Chief Financial Officer
(Principal Financial and Accounting
Officer)