Form 10-Q
period 2007-09-30
SAN JOAQUIN BANCORP
filed 2007-11-09
CIK 1368883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

þ	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-52165

SAN JOAQUIN BANCORP
(Exact name of registrant as specified in its charter)

CALIFORNIA	20-5002515
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1000 Truxtun Avenue, Bakersfield, California	93301
(Address of principal executive offices)	(Zip Code)

(661) 281-0360
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes þ No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer þ	Non-accelerated filer o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes o No þ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock: 3,534,022 shares outstanding at October 30, 2007

Forward-Looking Statements

This report contains forward-looking statements about the Company for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our financial condition, results of operation, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control or ability to predict-- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and past results should not be considered an indication of our future performance. Some of these risk factors include, but are not limited to: certain credit, market, operational and liquidity risks associated with our business and operations; changes in business or economic conditions internationally, nationally or in California; changes in the interest rate environment; potential acts of terrorism and actions taken in response; fluctuations in asset prices including, but not limited to, stocks, bonds, commodities or other securities, and real estate; volatility of rate sensitive deposits and investments; concentrations of real estate collateral securing many of our loans; operational risks including data processing system failures and fraud; accounting estimates and judgments; compliance costs associated with the Company’s internal control structure and procedures for financial reporting; changes in the securities markets; and, inflationary factors. Further discussion of factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” and elsewhere in this quarterly report and in our most recent Annual Report on Form 10-K.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30, 2007	December 31, 2006

	(Unaudited)
ASSETS
Cash and due from banks	$ 24,431,000	$ 31,869,000
Interest-bearing deposits in banks	634,000	1,660,000
Federal funds sold	2,800,000	4,250,000

Total cash and cash equivalents	27,865,000	37,779,000
Investment securities:
Held-to-maturity (market value of $109,476,000 and
$138,315,000 at September 30, 2007 and December 31, 2006, respectively)	111,038,000	140,822,000
Available-for-sale	7,032,000	7,072,000

Total Investment Securities	118,070,000	147,894,000
Loans, net of unearned income	621,579,000	536,408,000
Allowance for loan losses	(9,063,000)	(8,409,000)

Net Loans	612,516,000	527,999,000
Premises and equipment	9,129,000	7,622,000
Investment in real estate	973,000	643,000
Interest receivable and other assets	28,478,000	26,993,000

TOTAL ASSETS	$ 797,031,000	$ 748,930,000

LIABILITIES
Deposits:
Noninterest-bearing	$ 158,226,000	$ 189,792,000
Interest-bearing	539,045,000	452,862,000

Total Deposits	697,271,000	642,654,000
Short-term borrowings	16,600,000	32,200,000
Long-term debt and other borrowings	17,090,000	17,098,000
Accrued interest payable and other liabilities	13,345,000	11,112,000

Total Liabilities	744,306,000	703,064,000

SHAREHOLDERS' EQUITY
Common stock, no par value - 20,000,000 shares authorized;
3,534,022 and 3,486,222 issued and outstanding
at September 30, 2007 and December 31, 2006, respectively	10,871,000	10,368,000
Additional paid-in capital	359,000	145,000
Retained earnings	42,958,000	36,986,000
Accumulated other comprehensive income (loss)	(1,463,000)	(1,633,000)

Total Shareholders' Equity	52,725,000	45,866,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 797,031,000	$ 748,930,000

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter Ended Sept 30		Year to date Sept 30

	2007	2006	2007	2006

INTEREST INCOME
Loans (including fees)	$ 13,037,000	$ 10,558,000	$ 36,682,000	$ 28,742,000
Investment securities	1,363,000	1,610,000	4,307,000	4,859,000
Fed funds & other interest-bearing balances	22,000	22,000	149,000	365,000

Total Interest Income	14,422,000	12,190,000	41,138,000	33,966,000

INTEREST EXPENSE
Deposits	6,125,000	4,212,000	17,133,000	11,165,000
Short-term borrowings	106,000	526,000	506,000	805,000
Long-term borrowings	311,000	189,000	922,000	421,000

Total Interest Expense	6,542,000	4,927,000	18,561,000	12,391,000

Net Interest Income	7,880,000	7,263,000	22,577,000	21,575,000
Provision for loan losses	225,000	600,000	675,000	1,130,000

Net Interest Income After Loan Loss Provision	7,655,000	6,663,000	21,902,000	20,445,000

NONINTEREST INCOME
Service charges & fees on deposits	228,000	200,000	660,000	591,000
Other customer service fees	281,000	317,000	899,000	949,000
Other	230,000	208,000	785,000	694,000

Total Noninterest Income	739,000	725,000	2,344,000	2,234,000

NONINTEREST EXPENSE
Salaries and employee benefits	2,543,000	2,427,000	7,457,000	6,964,000
Occupancy	269,000	245,000	738,000	681,000
Furniture & equipment	298,000	257,000	799,000	780,000
Promotional	158,000	131,000	495,000	433,000
Professional	343,000	305,000	1,060,000	885,000
Other	580,000	476,000	1,569,000	1,449,000

Total Noninterest Expense	4,191,000	3,841,000	12,118,000	11,192,000

Income Before Taxes	4,203,000	3,547,000	12,128,000	11,487,000
Income Taxes	1,851,000	1,625,000	5,204,000	4,777,000

NET INCOME	$ 2,352,000	$ 1,922,000	$ 6,924,000	$ 6,710,000

Basic Earnings per Share	$ 0.67	$ 0.55	$ 1.96	$ 1.93

Diluted Earnings per Share	$ 0.64	$ 0.52	$ 1.87	$ 1.81

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Year to Date September 30

	2007	2006

Cash Flows From Operating Activities:
Net Income	$ 6,924,000	$ 6,710,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for possible loan losses	675,000	1,130,000
Depreciation and amortization	686,000	674,000
Stock-based compensation expense	225,000	104,000
Tax benefit from stock-based compensation	(31,000)
Net gain on sale of assets	(12,000)	(5,000)
Deferred income taxes	(647,000)	511,000
Amortization of investment securities' premiums
and discounts	15,000	7,000
Increase in interest receivable and other assets	(830,000)	(3,251,000)
Increase in accrued interest payable and other liabilities	2,393,000	1,714,000

Total adjustments	2,474,000	884,000

Net Cash Provided by Operating Activities	9,398,000	7,594,000

Cash Flows From Investing Activities:
Proceeds from maturing and called investment securities	29,809,000	36,087,000
Purchases of investment securities	-	(14,977,000)
Net increase in loans made to customers	(85,192,000)	(97,364,000)
Net additions to premises and equipment	(2,511,000)	(648,000)

Net Cash Applied to Investing Activities	(57,894,000)	(76,902,000)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	36,519,000	(6,047,000)
Net increase (decrease) in certificates of deposit	18,098,000	5,956,000
Net increase (decrease) in short-term borrowings	(15,600,000)	65,600,000
Payments on long-term debt and other borrowings	(8,000)	10,303,000
Proceeds from long term debt and other borrowings	-
Cash dividends paid	(951,000)	(834,000)
Tax benefit from stock-based compensation	21,000	-
Proceeds from issuance of common stock	503,000	338,000

Net Cash Provided by Financing Activities	38,582,000	75,316,000

Net Increase (Decrease) in Cash and Cash Equivalents	(9,914,000)	6,008,000
Cash and Cash Equivalents, at Beginning of Period	37,779,000	26,445,000

Cash and Cash Equivalents, at End of Period	$ 27,865,000	$ 32,453,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$ 17,075,000	$ 11,071,000

Income taxes	$ 5,846,000	$ 5,402,000

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

In August 2006, San Joaquin Bancorp formed San Joaquin Bancorp Trust #1, a Delaware statutory business trust, for the purpose of completing a private placement of $10 million in floating rate trust preferred securities.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required for audited financial statements. In the opinion of Management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2007 and December 31, 2006, the results of operations for the quarterly and year-to-date periods ended September 30, 2007 and 2006, and cash flows for the year-to-date periods ended September 30, 2007 and 2006.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as well as other information included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the quarterly and year-to-date periods ended September 30, 2007 and 2006 may not necessarily be indicative of the operating results for the full year.

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

There are 20,000,000 shares of common stock, no par value, authorized. There were 3,534,022 and 3,486,222 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively. The Company also has 5,000,000 authorized shares of preferred stock, with 0 shares outstanding.

NOTE 2. STOCK COMPENSATION

Effective January 1, 2006, the Company adopted the new requirements of SFAS 123R on a prospective basis. Compensation expense was $58,000 and $41,000 for the respective quarters ended and $225,000 and $104,000 for the year-to-date periods ended September 30, 2007 and 2006, respectively.

NOTE 3. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $232,160,000 and standby letters of credit of approximately $10,651,000, at September 30, 2007. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $105,118,000 of loan commitments outstanding at September 30, 2007 related to real estate loans. The remaining commitments primarily relate to revolving lines of credit or commercial loans or other unused commitments, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

NOTE 4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the quarterly and year-to-date periods ended September 30 is reconciled as follows:

	Quarter Ended Sept 30		Year to Date Sept 30
	2007	2006	2007	2006

Basic Earnings per Share:
Net income	$ 2,352,000	$ 1,922,000	$ 6,924,000	$ 6,710,000
Weighted average common shares outstanding	3,534,000	3,478,000	3,525,000	3,473,000

Basic Earnings per Share	$ 0.67	$ 0.55	$ 1.96	$ 1.93

Diluted Earnings per Share:
Net income	$ 2,352,000	$ 1,922,000	$ 6,924,000	$ 6,710,000
Weighted average common shares outstanding	3,534,000	3,478,000	3,525,000	3,473,000
Dilutive effect of outstanding options	168,000	238,000	185,000	236,000

Weighted average common shares outstanding - diluted	3,702,000	3,716,000	3,710,000	3,709,000

Diluted Earnings per Share	$ 0.64	$ 0.52	$ 1.87	$ 1.81

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

	Quarter Ended September 30		Year to Date September 30
	2007	2006	2007	2006

Net Income	$2,352,000	$1,922,000	$6,924,000	$6,710,000
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) arising during the period on cash flow hedges	9,000	2,000	24,000	28,000
Unrealized holding gains (losses) arising during the period on securities	54,000	60,000	(15,000)	(20,000)
Unamortized post-retirement benefit obligation	53,000	-	161,000	-

Other Comprehensive Income (loss)	116,000	62,000	170,000	8,000

Total Comprehensive Income	$2,468,000	$1,984,000	$7,094,000	$6,718,000

NOTE 6. POST RETIREMENT BENEFITS

In accordance with SFAS No.132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", the Company provides the following interim disclosure related to its post-retirement benefit plan. The following table sets forth the effects of net periodic benefit cost for the quarterly and year-to-date periods ended September 30:

	Quarter Ended September 30		Year to Date September 30
	2007	2006	2007	2006

Service Cost	$ 96,000	$ 117,000	$ 288,000	207,000
Interest Cost	120,000	75,000	359,000	133,000
Amortization of Unrecognized Prior Service Costs	78,000	61,000	233,000	108,000
Amortization of Net Obligation at Transition	-	-	-	-
Amortization of Unrecognized (Gains) and Losses	21,000	-	64,000	-

Net Periodic Pension and Post-Employment Benefits Cost	$ 315,000	$ 253,000	$ 944,000	$ 448,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. The results of operations for the quarterly and year-to-date periods ended September 30, 2007 and 2006 may not necessarily be indicative of the operating results for the full year.

Overview

At September 30, 2007, we had total consolidated assets of $797,031,000, an increase of 6.4% compared to $748,930,000 at year-end 2006, total consolidated net loans of $612,516,000, an increase of 16.0% compared to $527,999,000 at year-end 2006, total consolidated deposits of $697,271,000, an increase of 8.5% over $642,654,000 at year-end 2006, and consolidated shareholders’ equity of $52,725,000, an increase of 15.0% compared to $45,866,000 at year-end 2006.

We reported quarterly net income of $2,352,000 for the third quarter of 2007. Net income increased $430,000, or 22.4%, from the $1,922,000 reported in the third quarter of 2006. The increase was primarily due to a reduction in the provision for loan loss expense of $375,000 for the 3rd quarter of 2007 compared to the 3rd quarter of 2006. Diluted earnings per share were $0.64 for the third quarter of 2007 and $0.52 for the third quarter of 2006.

For the quarter ended September 30, 2007, the annualized return on average assets (ROAA) and return on average equity (ROAE) were 1.20% and 18.42%, respectively, compared to 1.11% and 17.01%, respectively, for the same period in 2006.

For the year-to-date period ended September 30, 2007, net income was $6,924,000. Net income increased $214,000, or 3.2% compared to $6,710,000 reported in the same period of 2006. Diluted earnings per share were $1.87 and $1.81 for the year-to-date period ended September 30, 2007 and 2006, respectively.

For the year-to-date period ended September 30, 2007, ROAA and ROAE were 1.22% and 18.91%, respectively, compared to 1.35% and 21.11% for the year-to-date period ended September 30, 2006.

The following table provides a summary of the major elements of income and expense for the periods indicated:

Condensed Comparative Income Statement (unaudited)

	Quarter Ended Sept 30			Year to date Sept 30

	2007	2006	% Change	2007	2006	% Change

Interest Income	$14,422,000	$12,190,000	18.31%	$41,138,000	$33,966,000	21.12%
Interest Expense	6,542,000	4,927,000	32.78%	18,561,000	12,391,000	49.79%

Net Interest Income	7,880,000	7,263,000	8.50%	22,577,000	21,575,000	4.64%
Provision for Loan Losses	225,000	600,000	-62.50%	675,000	1,130,000	-40.27%

Net interest income after
provision for loan losses	7,655,000	6,663,000	14.89%	21,902,000	20,445,000	7.13%
Noninterest Income	739,000	725,000	1.93%	2,344,000	2,234,000	4.92%
Noninterest Expense	4,191,000	3,841,000	9.11%	12,118,000	11,192,000	8.27%

Income Before Taxes	4,203,000	3,547,000	18.49%	12,128,000	11,487,000	5.58%
Provision For Income Taxes	1,851,000	1,625,000	13.91%	5,204,000	4,777,000	8.94%

Net Income	$ 2,352,000	$ 1,922,000	22.37%	$ 6,924,000	$ 6,710,000	3.19%

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following tables provide a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

		Quarter Ended Sept 30

(unaudited)(dollars in thousands)	2007			2006

			Avg			Avg
	Avg Balance	Interest	Yield	Avg Balance	Interest	Yield

ASSETS
Earning assets:
Loans (1)	$ 603,679	$ 13,037	8.57%	$ 483,374	$ 10,558	8.67%
Taxable investments	119,646	1,319	4.37%	146,015	1,566	4.25%
Tax-exempt investments(2)	4,558	44	3.83%	4,568	44	3.82%
Fed funds sold and other
interest-bearing balances	1,898	22	4.60%	1,850	22	4.72%

Total earning assets	729,781	14,422	7.84%	635,807	12,190	7.61%

Cash & due from banks	24,838			27,655
Other assets	31,405			24,081

Total Assets	$ 786,024			$ 687,543

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 294,953	$ 3,209	4.32%	$ 295,151	3,109	4.18%
Savings	182,315	2,175	4.73%	89,969	838	3.70%
Time deposits	61,282	741	4.80%	27,238	265	3.86%
Other borrowings	25,045	417	6.61%	52,557	715	5.40%

Total interest-bearing liabilities	563,595	6,542	4.61%	464,915	4,927	4.20%

Noninterest-bearing deposits	159,261			171,190
Other liabilities	11,661			6,608

Total Liabilities	734,517			642,713

SHAREHOLDERS' EQUITY
Shareholders' equity	51,507			44,830

Total Liabilities and
Shareholders' Equity	$ 786,024			$ 687,543

Net Interest Income and
Net Interest Margin (3)		$ 7,880	4.28%		$ 7,263	4.53%

1)	Loan interest income includes fee income of $541,000 and $479,000 for the quarters ended September 30, 2007 and 2006, respectively. Average balance of loans includes average deferred loan fees of $1,523,000 and $1,410,000 for the quarters ended September 30, 2007 and 2006, respectively. The average balance of nonaccrual loans is not significant as a percentage of total loans and, as such, has been included in net loans. Certain loans in both periods reported were partially exempt from federal and/or state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

	Year to date Sept 30

(unaudited)(dollars in thousands)	2007			2006

			Avg			Avg
	Avg Balance	Interest	Yield	Avg Balance	Interest	Yield

ASSETS
Earning assets:
Loans, net of unearned (1)	$ 571,291	$ 36,682	8.58%	$ 451,085	$ 28,742	8.52%
Taxable investments	126,849	4,173	4.40%	150,356	4,748	4.22%
Tax-exempt investments(2)	4,603	134	3.89%	3,909	111	3.80%
Fed funds sold and other
interest-bearing balances	3,921	149	5.08%	10,843	365	4.50%

Total Earning Assets	706,664	41,138	7.78%	616,193	33,966	7.37%

Cash & due from Banks	25,659			26,995
Other assets	29,074			23,511

Total Assets	$ 761,397			$ 666,699

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 294,848	$ 9,672	4.39%	$ 288,191	$ 8,130	3.77%
Savings	156,012	5,478	4.69%	96,172	2,337	3.25%
Time deposits	54,975	1,983	4.82%	27,340	698	3.41%
Other borrowings	29,416	1,428	6.49%	29,739	1,226	5.51%

Total interest-bearing liabilities	535,251	18,561	4.64%	441,442	12,391	3.75%

Noninterest-Bearing Deposits	165,691			177,022
Other Liabilities	11,502			5,732

Total Liabilities	712,444			$ 624,196

SHAREHOLDERS' EQUITY
Shareholders' Equity	48,953			42,503

Total Liabilities and
Shareholders' Equity	$ 761,397			$ 666,699

Net Interest Income and
Net Interest Margin (3)		$ 22,577	4.27%		$ 21,575	4.68%

1)	Loan interest income includes fee income of $1,402,000 and $1,503,000 for the year-to-date periods ended September 30, 2007 and 2006, respectively. Average balance of loans includes average deferred loan fees of $1,402,000 and $1,432,000 for the year-to-date periods ended September 30, 2007 and 2006, respectively. The average balance of nonaccrual loans is not significant as a percentage of total loans and, as such, has been included in net loans. Certain loans in both periods reported were partially exempt from federal and/or state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

The following tables set forth changes in interest income and interest expense segregated for major categories of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume, and changes in rates. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

	Quarter Ended September 30
	2007 over 2006

(unaudited)(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	2,599	(120)	2,479
Taxable investment securities	(290)	43	(247)
Tax-exempt investment securities (2)	0	0	0
Fed funds sold and other interest-bearing balances	1	(1)	0

Total	2,310	(78)	2,232

Interest-Bearing Liabilities:
NOW and money market accounts	(2)	102	100
Savings deposits	1,050	287	1,337
Time deposits	399	77	476
Other borrowings	(433)	135	(298)

Total	1,014	601	1,615

Interest Differential	1,296	(679)	617

1)	Loan interest income includes fee income of $541,000 and $479,000 for the quarters ended September 30, 2007 and 2006, respectively. Certain loans in both periods reported were partially exempt from federal and/or state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

	Year to Date September 30
	2007 over 2006

(unaudited)(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	7,717	223	7,940
Taxable investment securities	(767)	192	(575)
Tax-exempt investment securities (2)	20	3	23
Fed funds sold and other interest-bearing balances	(258)	42	(216)

Total	6,712	460	7,172

Interest-Bearing Liabilities:

NOW and money market accounts	192	1,350	1,542
Savings deposits	1,831	1,310	3,141
Time deposits	912	373	1,285
Other borrowings	(13)	215	202

Total	2,922	3,248	6,170

Interest Differential	3,790	(2,788)	1,002

1)	Loan interest income includes fee income of $1,402,000 and $1,503,000 for the year-to-date periods ended September 30, 2007 and 2006, respectively. Certain loans in both periods reported were partially exempt from federal and/or state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

Net interest income, before provision for loan loss, was $7,880,000 for the quarter ended September 30, 2007 compared to $7,263,000 for the quarter ended September 30, 2006, an increase of $617,000, or 8.5% . For the year-to-date period ended September 30, 2007, net interest income, before provision for loan loss, was $22,577,000 compared to $21,575,000 for the same period ended September 30, 2006, an increase of $1,002,000, or 4.6% . During the periods presented, loan growth outpaced deposit growth; therefore, alternate sources of funding such as FHLB advances and State of California deposits were utilized. Rates on the alternate sources of funding tend to slightly exceed rates paid on core deposits such as money market and time deposits. However, some alternate source funding costs, such as State of California time deposits are competitive and may sometimes be slightly less than core money market and time deposit rates. Deposit growth came primarily from savings deposits and other time deposits including brokered and State of California deposits. Competition for loans and deposits remained high due to interest rate pressures. Deposit competition within the banking industry caused deposit costs to remain higher, while competitive rates on loans did not allow loan rates to rise as quickly. Although average yields on earning assets increased less than the average interest rate paid on deposits and other borrowings during the periods presented, increases in the volume of earning assets, particularly loans, resulted in increases in net interest income.

Interest Income - Third quarter 2007 Compared to 2006

Total interest income for the quarter ended September 30, 2007 was $14,422,000 compared to $12,190,000 for the quarter ended September 30, 2006, an increase of $2,379,000 or 18.3% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the third quarter of 2007, total average earning assets were $729,781,000 compared to $635,807,000 during the third quarter of 2006, an increase of $93,975,000, or 14.8% . During the same period, the average yield on earning assets increased from 7.61% to 7.84%, or 23 basis points. Of the increase in interest income, $2,310,000 was due to variances in the volume of earning assets which was partially offset by a decrease of $78,000 due to variances in the average rate earned on earning assets. Loans were the component of earning assets that contributed the majority of the increase in interest income, which were partially offset by declines in taxable investment securities and Federal Funds sold and other interest-bearing balances. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the third quarter of 2007, average loans, net of deferred fees and costs, were $603,679,000 compared to $483,374,000 during the third quarter of 2006, an increase of $120,305,000, or 24.9% . This increased volume of loans resulted in an increase in interest earned on average loans of $2,599,000 during the quarterly period ended September 30, 2007, compared to the quarterly period ended September 30, 2006. During this same time period, the average yield earned on average loans decreased from 8.67% to 8.57% . This 10 basis point decrease in average yield resulted in a decrease of $120,000 in interest earned on average net loans during the third quarter of 2007 compared to the third quarter of 2006. The net result was an increase of $2,479,000 in interest earned on average net loans during the third quarter of 2007 compared with the same period of 2006.

Average taxable investment securities during the third quarter of 2007 were $119,646,000 compared to $146,015,000 during the same period of 2006, a decrease of $26,369,000, or 18.1% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $290,000 during the third quarter of 2007 compared to the third quarter of 2006. During the same period, average yield earned on average taxable securities increased by 12 basis points, resulting in an increase of $43,000 in interest earned on average taxable securities during the third quarter of 2007, compared to the same period of 2006. The net result was a decrease of $247,000 in interest earned on average taxable securities during the third quarter of 2007, compared to the third quarter of 2006.

Interest earned on tax-exempt securities for September 30, 2007 compared to September 30, 2006 was $44,000 for both quarterly periods. Average tax-exempt securities were $4,558,000 and $4,568,000 for the comparative quarterly periods at September 30, 2007 and 2006, respectively and decrease of $10,000 or 0.2% . During the same period, the average yield on tax-exempt securities increased from 3.82% to 3.83% .

During the third quarter of 2007, average Federal Funds sold and other interest-bearing balances were $1,898,000 compared to $1,850,000 during the same period of 2006, an increase of $48,000, or 2.6% . This increase in volume resulted in an increase in interest earned of $1,000 during the third quarter of 2007 compared to the third quarter of 2006. During the same period, average yield earned on these balances decreased by 12 basis points, resulting in a decrease of $1,000 in interest income during the third quarter of 2007, compared to the same period of 2006.

Interest Expense - Third quarter 2007 Compared to 2006

Total interest expense for the third quarter of 2007 was $6,542,000 compared to $4,927,000 for the third quarter of 2006, an increase of $1,615,000, or 32.8% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the third quarter of 2007, total average interest-bearing liabilities were $563,595,000 compared to $464,915,000 during the third quarter of 2006, an increase of $98,680,000, or 21.2% . During the same period, the average rate paid on interest-bearing liabilities increased from 4.20% to 4.61%, or 41 basis points. Of the increase in interest expense, $1,014,000 was due to variances in the volume of interest-bearing liabilities and $601,000 was due to variances in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The average balance of NOW and money market accounts decreased from $295,151,000 during the third quarter of 2006 to $294,953,000 during the third quarter of 2007, a decrease of $198,000, or 0.07% . This decreased volume of deposits resulted in a decrease in interest expense of $2,000 during the third quarter of 2007 compared to the third quarter of 2006, while a 14 basis point increase in interest rates paid during the same period caused interest expense to increase by $102,000. The net result was an increase in interest expense on average NOW and money market accounts of $100,000 during the third quarter of 2007, compared to the third quarter of 2006.

Average savings deposits increased during the third quarter of 2007 to $182,315,000, compared to $89,969,000 during the third quarter of 2006, an increase of $92,346,000, or 102.6% . The increase was primarily the result of efforts to raise business savings through a special promotional rate. Because of the increase in average savings deposits, interest expense increased $1,050,000 during the third quarter of 2007, compared to the third quarter of 2006. Interest rates during this same period increased by 103 basis points, resulting in an increase in interest expense of $287,000 in the third quarter of 2007, compared to the third quarter of 2006. The net result was an increase of $1,337,000 in interest expense on average savings deposits during the third quarter of 2007 versus the third quarter of 2006.

Average time deposits during the third quarter of 2007 increased to $61,282,000, compared to $27,238,000 during the third quarter of 2006, an increase of $34,044,000, or 125.0% . The increase consisted primarily of $21,837,000 in public fund deposits, $6,388,000 in Certificate of Deposit Account Registry Service (CDARS) balances, and $4,898,000 in brokered deposits. This increase in average time deposits caused interest expense to increase by $399,000 in the third quarter of 2007 compared to the third quarter of 2006, and the 94 basis point increase in interest rates on average time deposits caused interest expense to increase by $77,000 during this same time period. These two factors resulted in the net increase in interest expense on average time deposits of $476,000 in the third quarter of 2007 compared to the third quarter of 2006.

Average other borrowings decreased during the third quarter of 2007 to $25,045,000 compared to $52,557,000 during the third quarter of 2006, a decrease of $27,512,000, or 52.3% . The decrease in average other borrowings was primarily the result of increased use of time deposit products from other sources as explained in the previous section. The decrease in average other borrowings resulted in a decrease in interest expense of $433,000 during the third quarter of 2007, compared to the third quarter of 2006, while a 121 basis point increase in interest rates paid on average other borrowings caused interest expense to increase by $135,000 during this same year-over-year time period. The net result was a decrease of $298,000 in interest expense on other borrowings during the third quarter of 2007 compared to the third quarter of 2006.

Interest Income - Year to Date for 2007 Compared to 2006

Total interest income year to date through September 30, 2007 was $41,138,000 compared to $33,966,000 for the same period ended September 30, 2006, an increase of $7,172,000 or 21.1% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the year-to-date period in 2007, total average earning assets were $706,664,000 compared to $616,193,000 during the same period in 2006, an increase of $90,471,000, or 14.7% . During the same period, the average rate paid on earning assets increased from 7.37% to 7.78%, or 41 basis points. Of the increase in interest income, $6,712,000 was due to variances in the volume of earning assets and $460,000 was due to variances in the average rate earned on earning assets. Loans were the component of earning assets that contributed the majority of the increase in interest income, which were partially offset by declines in taxable investment securities and Federal Funds sold and other interest-bearing balances. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the year-to-date period through 2007, average loans, net of deferred fees and costs, were $571,291,000 compared to $451,085,000 during the same period in 2006, an increase of $120,206,000, or 26.6% . This increased volume of loans resulted in an increase in interest earned on average loans of $7,717,000 during the year-to-date period ended September 30, 2007, compared to the same period ended September 30, 2006. During this same time period, the average yield earned on average loans increased from 8.52% to 8.58% . This 6 basis point increase in average yield resulted in an increase of $223,000 in interest earned on average net loans during the year to date period in 2007 compared to the same period in 2006. The net result was an increase of $7,940,000 in interest earned on average net loans for the year-to-date period in 2007 compared with the same period of 2006.

Average taxable investment securities year to date in 2007 were $126,849,000 compared to $150,356,000 during the same period of 2006, a decrease of $23,507,000, or 15.6% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $767,000 year to date in 2007 compared to the same period in 2006. During the same period, average yield earned on average taxable securities increased by 18 basis points, resulting in an increase of $192,000 in interest earned on average taxable securities during the year-to-date period in 2007, compared to the same period of 2006. The net result was a decrease of $575,000 in interest earned on average taxable securities for the year-to-date period in 2007, compared to the same period in 2006.

Average tax-exempt securities for the year-to-date period 2007 versus 2006 increased to $4,603,000 from $3,909,000 for a change of $694,000 or 17.8% . This volume increase accounted for $20,000 of the change in interest earned year over year. The average yield on tax-exempt securities increased from 3.80% to 3.89% and accounted for the remainder of the increase in interest earned of $3,000 year over year. The net result was an increase of $23,000 in interest earned on average tax-exempt securities for the year-to-date period in 2007, compared to the same period in 2006.

Year to date in 2007, average Federal Funds sold and other interest-bearing balances were $3,921,000 compared to $10,843,000 during the same period of 2006, a decrease of $6,922,000, or 63.89% . This decrease in volume resulted in a decrease in interest earned of $258,000 year to date in 2007 compared to the same period in 2006. During the same period, average yield earned on these balances increased by 58 basis points, resulting in an increase of $42,000 in interest income in 2007, compared to the same period of 2006. The net result was a decrease of $216,000 in interest earned on Federal Funds sold and other interest-bearing balances year to date in 2007, compared to year to date 2006.

Interest Expense - Year-to-Date for 2007 Compared to 2006

Total interest expense year to date for 2007 was $18,561,000 compared to $12,391,000 for the same period in 2006, an increase of $6,170,000, or 49.8% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. Total average interest-bearing liabilities year to date were $535,251,000 at September 30, 2007 compared to $441,442,000 average year to date at September 30, 2006, an increase of $93,809,000, or 21.3% . During the same period, the average rate paid on interest-bearing liabilities increased from 3.75% to 4.64%, or 89 basis points. Of the increase in interest expense, $2,922,000 was due to variances in the volume of interest-bearing liabilities and $3,248,000 was due to variances in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The year-to-date average balance of NOW and money market accounts through September 30, 2006 increased from $288,191,000 to $294,848,000 through September 30, 2007, an increase of $6,657,000, or 2.3% . This increased volume of deposits resulted in an increase in year-to-date interest expense of $192,000 in 2007 compared to the same period in 2006, while the 62 basis point increase in interest rates during the same period caused interest expense to increase by $1,350,000. The net result was an increase in interest expense on average NOW and money market accounts of $1,542,000 year to date in 2007, compared to the same period in 2006.

Average savings deposits increased year to date in 2007 to $156,012,000, compared to $96,172,000 year to date in 2006, an increase of $59,840,000, or 62.2% . Because of the increase in average savings deposits, interest expense increased $1,831,000 year to date in 2007, compared to the same period in 2006. Interest rates during this same period increased by 144 basis points, resulting in an increase in interest expense of $1,310,000 year to date in 2007, compared to year to date 2006. The net result was an increase of $3,141,000 in interest expense year to date on average savings deposits in 2007 versus the same period in 2006.

Average time deposits year to date for 2007 increased to $54,975,000, compared to $27,340,000 in 2006 for the same period, an increase of $27,635,000, or 101.1% . This increase in average time deposits caused interest expense to increase by $912,000 in 2007 compared to 2006 on a year-to-date comparative basis, and the 141 basis point increase in interest rates on average time deposits caused interest expense to increase by $373,000 during this same time period. These two factors resulted in the net increase in year-to-date interest expense on average time deposits of $1,285,000 for the comparative periods in 2007 and 2006.

Average other borrowings decreased year to date for 2007 to $29,416,000 compared to $29,739,000 year to date in 2006, a decrease of $323,000, or 1.1% . The decrease in average other borrowings resulted in an decrease in interest expense of $13,000 year to date in 2007, compared to the same period in 2006, while a 98 basis point increase in interest rates paid on average other borrowings caused interest expense to increase by $215,000 during this same year-over-year time period. The net result was an increase of $202,000 in interest expense on other borrowings year to date in 2007 compared to the same period in 2006.

Net Interest Margin

The annualized net interest margin, equal to net interest income divided by average earning assets, for the current quarter of 2007 was 4.28% compared to 4.53% for the same quarter of 2006, a decrease of 25 basis points. Annualized net interest margin year to date for 2007 was 4.27% compared to 4.68% year to date in 2006. Although the yield on average earning assets increased modestly for the quarter and year to date in 2007 compared to 2006, the average cost of funding increased at a greater pace. The increase in average cost of funding was due partly to increased rates and partly to the migration of noninterest-bearing deposits into interest-bearing accounts within the Company. The current competitive rate environment could, in Management’s view, exert continued pressure on net interest margin potentially resulting in a flat to slightly declining margin for the remainder of 2007.

Provision for Loan Losses

We made a $225,000 addition to the allowance for loan losses in the current quarter of 2007 compared to an addition of $600,000 in the same period in 2006. Year to date, the addition amounted to $675,000 in 2007 and $1,130,000 in 2006. The decrease in the addition to the allowance for loan losses in 2007 as compared to 2006 was the result of an analysis of adequacy of the allowance of loan losses. The adequacy of the allowance for loan losses and related current year addition is based upon in-depth analysis, in which Management considers many factors, including the rate of loan growth, changes in the level of past due, nonperforming and classified assets, changing portfolio mix, overall credit loss experience, recommendations of regulatory authorities, and prevailing local and national economic conditions to establish an allowance for loan losses deemed adequate by Management. Based upon information known to Management at the date of this report, Management believes that these additions to the total allowance for loan losses allow the Company to maintain an adequate reserve to absorb losses inherent in the loan portfolio. The total allowance for loan losses was $9,063,000 at September 30, 2007, compared to $8,409,000 at December 31, 2006, an increase of $654,000, or 7.8% . The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.46% at September 30, 2007 and 1.57% at December 31, 2006. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” discussion later in this item.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts, customer service fees, and fees for miscellaneous services. Noninterest income totaled $739,000 in the current quarter of 2007, which was an increase of $14,000, or 1.9%, over $725,000 in the same quarter of 2006. Year to date, noninterest income was $2,344,000 in 2007 compared to $2,234,000 in 2006, an increase of $110,000 or 4.9% . Service charges and fees on deposits and other miscellaneous fees increased modestly while other customer service fees decreased slightly.

Noninterest Expense

Noninterest expense increased $350,000, or 9.1%, to a total of $4,191,000 in the current quarter of 2007 compared to $3,841,000 in the same quarter of 2006. On a year-to-date basis, noninterest expense was $12,118,000 and $11,192,000 for 2007 and 2006, respectively. This was an increase of $926,000 or 8.3% year over year.

Salary and employee benefits increased $116,000, or 4.8%, to $2,543,000 during the current quarter of 2007 as compared to $2,427,000 in the comparative quarter of 2006. Year to date, the expense for salary and employee benefits was $7,457,000 and $6,964,000 for 2007 and 2006, an increase of $493,000 or 7.1% . The increase in salary and employee benefits was due primarily to normal salary increases, and increases in net periodic costs of pensions and other post-employment benefits as compared to the prior year.

Occupancy and furniture and equipment expense increased by $65,000, to $567,000 during the current quarter of 2007 compared to $502,000 in the same quarter of 2006. Year to date expense increased $76,000 to $1,537,000 for 2007 compared to $1,461,000 in 2006. The increase in occupancy and furniture expense was due to moderate increases depreciation, property taxes, and building maintenance expenses.

Promotional expense for the current quarter in 2007 was $158,000, an increase of $27,000 or 20.6%, compared to $131,000 in the same period in 2006. Promotional expense on a year to date basis increased 14.3%, or $62,000, to $495,000 in 2007 compared to $433,000 in 2006. The increased expense for the quarter and year to date consisted primarily of expenses associated with advertising and community promotional activities for the Company.

Professional expense was $343,000 in the current quarter of 2007, an increase of $38,000, or 12.5% as compared to $305,000 in the same quarter of 2006. Professional expense year to date was $1,060,000 in 2007 compared to $885,000 in 2006, an increase of 19.8% or $175,000. The increase in professional expense was primarily the result of increases in data processing expense associated with software maintenance contracts and implementation of new software and increased audit and examination fees.

Other expenses for the current quarter of 2007 totaled $580,000, which was an increase of $104,000 or 21.8%, compared to $476,000 in the comparative quarter of 2006. Year to date other expenses were $1,569,000 for 2007 compared to $1,449,000 in 2006, an increase of $120,000, or 8.3% . The increase in other noninterest expense was primarily due to increases in FDIC assessments and stock compensation expense for directors.

Included in noninterest expense is compensation expense from granting of stock options under SFAS 123R of $58,000 for the current quarter and $225,000 year to date through September 30, 2007. In 2006, amounts expensed under SFAS 123R were $41,000 and $102,000 for the comparable periods respectively.

The efficiency ratios for the quarter ended September 30, 2007 and 2006 were 48.63% and 48.08%, respectively. For the year-to-date periods ended September 30, 2007 and 2006 the efficiency ratios were 48.63% and 47.01%, respectively.

Provision for Income Taxes

We recorded income tax expense of $1,851,000 for the current quarter of 2007 compared to $1,625,000 for the same quarter of 2006, an increase of $226,000 or 13.9% . On a year-to-date basis, income tax expense for 2007 was $5,204,000 compared to $4,777,000 in 2006, an increase of $427,000 or 8.9% . Income tax expense for 2006 included a nonrecurring tax refund of $288,000 that reduced income tax expense. Without the nonrecurring tax refund, income tax expense year to date for 2007 would have increased by $139,000 or 2.7% compared to the prior year. The effective tax rates were 42.9% and 41.6% for the year-to-date periods ended September 30, 2007 and 2006, respectively. The 2006 effective tax rate was 44.1% adjusted for the nonrecurring tax refund.

Securities

At September 30, 2007, held-to-maturity securities had a market value of $109,476,000 with an amortized cost basis of $111,038,000. On an amortized cost basis, the held-to-maturity investment portfolio decreased $29,784,000 from the December 31, 2006 balance of $140,822,000, a decrease of 21.2% . The decrease was due to maturities and payments received. Of the decrease, U.S. Treasury securities decreased $10,987,000, Government Agency securities decreased $11,351,000, and mortgage-backed securities decreased $7,446,000. The unrealized pretax loss on held-to-maturity securities at September 30, 2007 was $1,573,000, as compared to a loss of $2,507,000 at December 31, 2006. The unrealized pretax loss was caused by the general increase in interest rates on comparable financial instruments with similar remaining maturities. As a general rule, the market price of fixed rate investment securities will decline as interest rates rise. Inasmuch as these investment securities are classified as held-to-maturity, we expect to hold all such securities until they reach their respective maturity dates and, therefore, we do not anticipate recognizing any losses on these securities. During the second quarter of 2006, the Company reclassified all of its investments in municipal securities from held-to-maturity to available-for-sale. At September 30, 2007, available-for-sale securities had a market value of $7,032,000. The unrealized pretax loss on available-for-sale securities at September 30, 2007 was $101,000. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income in shareholders’ equity on an after-tax basis. We classify individual investments as available-for-sale or held-to-maturity at the time of purchase based upon liquidity and capital planning.

Loans

The ending balance for loans, net of unearned income at September 30, 2007 was $621,579,000, which was an increase of $85,171,000, or 15.9%, from the yearend 2006 balance of $536,408,000. Since year end 2006, significant changes in our loan portfolio were as follows: real estate loans have increased by $80,771,000 or 17.9% from $451,608,000 at December 31, 2006 to $532,379,000 at September 30, 2007; commercial loans decreased by $5,279,000 or 8.3% from $63,753,000 at December 31, 2006 to $58,474,000 at September 30, 2007; agricultural loans increased by $5,071,000 or 24.3% from $20,864,000 at December 31, 2006 to $25,935,000 at September 30, 2007. Based on currently available economic data and related information, Management believes that loan demand for Kern County and the greater Bakersfield area will remain fairly constant throughout the remainder of the year.

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

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $637,497,000 at September 30, 2007. Although we believe this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, a decline in real estate values in our primary market area in particular, or a substantial increase in interest rates could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent upon the successful operation, sale or refinancing of the real estate. We monitor the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in our judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions we consider involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in most instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect our future prospects and results of operations.

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

Nonaccrual, Past Due, Restructured Loans and Foreclosed Assets

We generally place loans on nonaccrual status when they become 90 days past due as to principal or interest, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans or portions thereof are charged off when, in our opinion, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans performing in compliance with modified terms and foreclosed assets or OREO at September 30, 2007 and December 31, 2006:

Nonaccrual, Past Due, Restructured Loans, and Foreclosed Assets

(data in thousands, except percentages)	September 30, 2007	December 31, 2006

	(unaudited)
Past due 90 days or more and still accruing:
Commercial	$ -	$ -
Real estate	53	-
Consumer and other	23	3
Nonaccrual:
Commercial	1,384	-
Real estate	3,401	150
Consumer and other	-	-
Restructured (in compliance with modified
terms)	-	-

Total nonperforming and restructured loans	4,861	153

Foreclosed Assets	-	-

Total nonperforming and restructured assets	$ 4,861	$ 153

Allowance for loan losses as a percentage of
nonperforming and restructured loans	186.44%	5496.08%
Nonperforming and restructured loans to total loans, net of unearned income	0.78%	0.03%
Allowance for loan losses to nonperforming and
restructured assets	186.44%	5496.08%
Nonperforming and restructured assets to total assets	0.61%	0.02%

At September 30, 2007, there were nonperforming and restructured loans which totaled $4,861,000 compared to $153,000 at December 31, 2006, an increase of $4,708,000. This was due to an increase in nonaccrual loans as reflected in the table above. These increases were primarily attributable to potential problem loans from a single borrower. These loans are well secured primarily by receivables and equipment and to a lesser extent by commercial and residential real estate. Based on information available at the date of this report, Management expects to collect all amounts due, including interest accrued at the contractual interest rate, under the terms of the contracts. The majority of the loans were originally placed on nonaccrual in the first quarter of 2007 due to uncertainty regarding the collection of interest in the near term. During the third quarter of 2007, we continued to closely monitor and actively pursue the collection of all loans classified as nonperforming. At September 30, 2007, nonperforming and restructured loans were 0.78% of total loans, compared to 0.03% at December 31, 2006. The ratio of nonperforming and restructured assets to total assets was 0.61% at September 30, 2007 compared to 0.02% at December 31, 2006.

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

At September 30, 2007 and December 31, 2006, there was no recorded investment in loans that were considered impaired under SFAS No. 114. Other than impaired loans and classified loans (discussed below), we are not aware of any other potential problem loans which were accruing and current at September 30, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. In this report, the terms “impaired” and “classified” will not necessarily be used to describe the same loans. “Impaired” loans are those loans that meet the definition outlined in SFAS No. 114. “Classified” loans generally refer to those loans that have a credit risk rating of 6 through 8, as further discussed in the following section.

Generally, when a loan is placed on nonaccrual, it is the Company’s policy to apply payments against the principal balance of the loan until such time as full collection of the principal balance is expected. The amount of gross interest income that would have been recorded for nonaccrual loans for the quarterly and year-to-date periods ended September 30, 2007, if all such loans had been current in accordance with their original terms, was $129,000 and $304,000, respectively. The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the quarterly and year-to-date periods ended September 30, 2007, totaled $11,000 and $14,000, respectively.

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

At September 30, 2007, there was $9,175,000 in classified loans compared to $3,045,000 in classified loans at December 31, 2006, an increase of $6,130,000, or 201.3% . The change was primarily due to potential problems loans involving delayed receipt of payments. Classified Loans at September 30, 2007 included $4,846,000 of performing loans and $4,367,000 in nonperforming loans.

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

The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of performing and certain nonperforming loans other than classified loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for other factors that, in our judgment, affect the collectibility of the portfolio as of the evaluation date. At September 30, 2007, the formula allowance was $5,798,000 compared to $6,013,000 at December 31, 2006.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, specific allowances may also be calculated. Quarterly, all significant classified loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At September 30, 2007, the specific allowance was $2,056,000 on a classified loan base of $9,175,000 compared to a specific allowance of $1,059,000 on a classified loan base of $3,045,000 at December 31, 2006.

At September 30, 2007 and December 31, 2006 there was $1,209,000 and $1,337,000, respectively, in the allowance for loan losses that was unallocated. In the opinion of Management, and based upon an evaluation of potential losses inherent in the loan portfolio, it is necessary to establish unallocated allowance amounts above the amounts allocated using the formula and specific allowance methods, based upon our evaluation of the following factors:

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

There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the combined allowance for loan losses as determined by us at September 30, 2007 and set forth in the preceding paragraph.

The allowance for loan losses totaled $9,063,000 or 1.46% of total loans at September 30, 2007, compared to $8,409,000 or 1.57% of total loans at December 31, 2006. At these dates, the allowance represented 186.4% and 5,496.1% of nonperforming and restructured loans, respectively.

It is our policy to maintain the allowance for loan losses at a level considered adequate for risks inherent in the loan portfolio. Based on information currently available to Management, including economic factors, overall credit quality, historical delinquency and history of actual charge-offs, as of September 30, 2007, we believe that the allowance for loan losses is adequate. However, no prediction of the ultimate level of additional provisions to our allowance or loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Quarter Ended September 30		Year to Date September 30

	2007	2006	2007	2006

Beginning Balance	$ 8,831,000	$ 7,546,000	$ 8,409,000	$ 7,003,000
Provision charged to expense	225,000	600,000	675,000	1,130,000
Loans charged off	(2,000)	-	(40,000)	(81,000)
Recoveries	9,000	53,000	19,000	147,000

Ending Balance	$ 9,063,000	$ 8,199,000	$ 9,063,000	$ 8,199,000

Ending Loan Portfolio, net of unearned income			621,579,000	505,546,000

Allowance for loss as a percentage of ending loan portfolio			1.46%	1.62%

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

Our sources of liquidity consist primarily of cash and balances due from bank, federal funds sold, unpledged marketable investment securities, overnight federal fund credit lines with correspondent banks, and Federal Home Loan Bank (FHLB) advances. At September 30, 2007, consolidated liquid assets totaled $35,867,000 or 4.5% of total assets as compared to $63,510,000, or 8.5% of total consolidated assets at December 31, 2006. The decrease of $27,643,000 or 43.5% was due to a decrease in unpledged marketable investment securities and a decrease in cash and cash equivalents. At September 30, 2007, liquid assets consisted of cash and balances due from banks and unpledged investment securities. In addition to liquid assets, we maintain short-term overnight federal fund credit lines with correspondent banks and FHLB advance credit lines. At September 30, 2007 and December 31, 2006, we had $40,000,000 available under these federal fund credit lines. At September 30, 2007, $0 was outstanding under these credit lines. Federal fund daily rates are based on market rates for short-term overnight funds and are due on demand. These are uncommitted lines under which availability is subject to funding needs of the issuing banks. At September 30, 2007 and December 31, 2006, the Company had borrowing availability from FHLB advances of $21,659,000 and $39,131,000, respectively. The Company had $16,600,000 in FHLB advances outstanding at September 30, 2007. This was a decrease of $15,600,000 from $32,200,000 outstanding at December 31, 2006. The decrease in advances outstanding was due to additional funding from deposit growth and maturities of investment securities. FHLB advances are available in both overnight and term. Rates are fixed under both advance types and are determined by market rates of comparable instruments. In 2007, the Company began utilizing the State of California Time Deposit Program as an additional source of funds. At September 30, 2007, there was $1,619,000 in remaining borrowing capacity through this program.

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

Premises and Equipment

Total premises and equipment increased $1,507,000, or 19.8%, to $9,129,000 at September 31, 2007 compared to 7,622,000 at December 31, 2006. The increase was due to the purchase of land to build and open a branch. Completion of the project is expected in 2008. The Company is also in the process of purchasing two additional pieces of real estate to be used for the construction and relocation of the Delano branch office and the relocation of the Company’s Administration and Operations office.

Investment in Real Estate

The Company’s investment in real estate totaled $973,000 at September 30, 2007 compare to $643,000 at December 31, 2006, an increase of $330,000, or 51.3% . The increase was due to the purchase of the personal residence of an executive officer of the company. The purchase of the property was a one-time transaction undertaken to assist in a family relocation matter and for internal operations purposes. On October 12, 2007, the residence was sold to an unrelated third party. The Company had no loss on the sale.

Capital Resources

Our total shareholders’ equity was $52,725,000 at September 30, 2007, compared to $45,866,000 at December 31, 2006, an increase of $6,859,000, or 14.6% . The change is the result of the year-to-date earnings, issuance of capital stock due to the exercise of stock options, the change in other comprehensive income or loss, and the cash dividend to shareholders in the first quarter of 2007.

The Board of Governors of the Federal Reserve System (“Board of Governors”) has adopted regulations requiring insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common stockholders’ equity, non-cumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirement.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at September 30, 2007 and the minimum capital requirements for both under the regulatory guidelines discussed above:

			For Capital	To Be Categorized
	September 30, 2007	December 31, 2006	Adequacy Purposes	"Well Capitalized"

Tier 1 leverage ratio	8.17%	8.24%	4%	5%
Tier 1 capital to risk-weighted assets	9.03%	9.16%	4%	6%
Total risk-based capital ratio	11.12%	11.37%	8%	10%

We met the “well capitalized” ratio measures at September 30, 2007.

Subordinated Note

On April 5, 2004, the Bank issued a Six Million Dollar ($6,000,000) Floating Rate Subordinated Note (the “Subordinated Note”) in a private placement. The Subordinated Note, which was issued pursuant to a Purchase Agreement dated April 5, 2004 by and between the Bank and NBC Capital Markets Group, Inc., matures in 2019. The Bank may redeem the Subordinated Note, at par, on or after April 23, 2009, subject to compliance with California and federal banking regulations. The Subordinated Note resets quarterly and bears interest at a rate equal to the three-month London Interbank Offered Rate (“LIBOR”) index plus a margin of 2.70% . The Subordinated Note is a capital security that qualifies as Tier 2 capital pursuant to capital adequacy guidelines.

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

The trust preferred securities have a floating annual rate, reset quarterly, equal to the three-month LIBOR index plus 1.60% . The trust preferred securities are non-redeemable through September 30, 2011. Each of the trust preferred securities represents an undivided interest in the assets of the Trust.

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

Off-Balance Sheet Items

As of September 30, 2007 and December 31, 2006, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk, except for the interest rate cap contracts and interest rate swap agreements described herein.

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

At September 30, 2007, we had interest rate cap contracts on $14,000,000 notional amount of indebtedness. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively. Notional amount of $14,000,000 outstanding contracts will mature on June 2, 2008. The net gain or loss on the ineffective portion of these interest rate cap contracts was not material for the quarter ended September 30, 2007, or for the year ended December 31, 2006.

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

The interest rate swap agreements are considered to be a hedge against changes in the fair value of certain fixed rate loans. The interest rate swap agreements are fair value hedges that qualify as derivative financial instruments under SFAS No. 133.

Short-Cut Method:

o	The Company uses the “short-cut” method of accounting for approximately 89% of swap agreements. These hedges are considered perfectly effective against changes in the fair value of the loan due to changes in the benchmark interest rate over its term. Accordingly, the hedges are recorded at fair value on the balance sheet and any changes in fair value of the swap are recognized currently in earnings and the offsetting gain or loss on the hedged assets attributable to the hedged risk is recognized currently in earnings.

Long-Haul Method:

o	Approximately 11% of swap agreements are accounted for under the “long-haul” method of accounting. Under this accounting method, the Company cannot assume zero ineffectiveness between the swap and the loan. The Company uses the “long-haul” method where the swap agreements contain provisions that prohibit the use of the “short-cut” method. Under the “long- haul” method, the hedge ineffectiveness of the swap is measured as the difference in the present value of future cash flows of the actual swap from the current period end to maturity of the swap and the present value of the future cash flows of a hypothetical swap from the current period end to maturity of the hypothetical swap instrument. The hypothetical swap instrument perfectly mirrors the underlying hedged loan. The hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Under this method, an assessment of effectiveness must be performed whenever financial statements or earnings are reported and at least quarterly. Based on the assessment, any ineffectiveness is recognized as income or expense in the current reporting period.

As of September 30, 2007, we had interest rate swap agreements on $93,675,000 notional amount of indebtedness as compared to $29,915,000 at December 31, 2006. The swaps had negative fair values of $2,430,000 and $796,000 as of September 30, 2007 and December 31, 2006, respectively. The fair value amount is included with other liabilities on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the hedged item. The net gain or loss on the ineffective portion of these interest rate swap agreements was not material for the quarter ended September 30, 2007 nor for the year ended December 31, 2006.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, we are able to estimate the potential impact of changing interest rates on the Company's earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liabilities (i.e., deposits and other borrowings) positions as the beginning base. The forecast balance sheet is processed against multiple interest rate scenarios. The scenarios include a 100, 200, and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200, and 300 basis point falling rate forecast which take place within a one year time frame. For example, the latest simulation forecast using September 30, 2007 balances and measuring against a flat rate environment, calculated that in a one-year horizon an increase in interest rates of 100 basis points may result in an increase of approximately $1,038,000 (3.27%) in net interest income. Conversely, a 100 basis point decrease may result in a decrease of approximately $439,000 (1.39%) in net interest income. The basic structure of the balance sheet has not changed significantly from the last simulation run.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company’s management has evaluated the effectiveness, as of September 30, 2007, of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13(a)-15(e). The Company’s principal executive officer and principal financial officer participated in the evaluation. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Form of purchase agreement between Farmersville Village Grove Associates and Pacific West Communities, Inc. dated August 22, 2007

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2007		SAN JOAQUIN BANCORP
(Registrant)

	By:	/s/ Stephen M. Annis
Stephen M. Annis

Executive Vice President &
Chief Financial Officer
(Principal Financial and Accounting Officer)