Form 10-K
period 2007-12-31
SAN JOAQUIN BANCORP
filed 2008-03-17
CIK 1368883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-K

(Mark one)

o	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007
o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 000-52165

SAN JOAQUIN BANCORP (Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	20-5002515 (I.R.S. Employer Identification No.)

1000 Truxtun Ave, Bakersfield, California	93301
(Address of principal executive offices)	(Zip Code)

(661) 281-0360
(Registrant’s telephone number, including area code)

Common Stock (no par value)
(Securities registered pursuant to section 12(g) of the Act)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yeso Noþ

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yeso Noþ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes þ No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o  Accelerated filer þ  Non-accelerated filer o (Do not check if a smaller reporting company)      Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yeso Noþ

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and average ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $93,267,940. Shares of Common Stock held by each executive officer and director of the registrant have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Common Stock was 3,567,434 as of February 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 20, 2008, are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III to the extent described therein.

Forward-Looking Statements

This report contains some forward-looking statements about the Company for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our financial condition, results of operation, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

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

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC.

PART I

ITEM 1. BUSINESS

General

San Joaquin Bancorp (the "Bancorp") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Its legal headquarters and principal administrative offices are located at 1000 Truxtun Avenue, Bakersfield, California. San Joaquin Bancorp provides a full range of banking services through its subsidiary bank, San Joaquin Bank. San Joaquin Bank (the "Bank") is insured by the Federal Deposit Insurance Corporation ("FDIC") and is a member of the Federal Reserve System. The Bank commenced operations as a California state-chartered bank in December 1980 and is the oldest independent community bank headquartered in Bakersfield, Kern County, California. At December 31, 2007, San Joaquin Bancorp and its subsidiaries (together the "Company") had total consolidated assets of $868,728,000, total consolidated deposits of $716,073,000, total consolidated net loans of $689,190,000, and shareholders’ equity of $55,428,000.

The Bank has four Banking offices within Kern County, California. The Main Office is located at 1301 – 17th Street, Bakersfield, California. The Rosedale Branch, located at 3800 Riverlakes Drive, Bakersfield, California, is owned by the Company, as are the Stockdale Branch located at 4600 California Avenue and the Administrative Center located at 1000 Truxtun Avenue, both in Bakersfield, California. The Main Office and the Delano Branch at 1613 Inyo Street, Delano, are both leased facilities. The Company plans to build a new branch and new administrative operations center in Bakersfield on property that it has acquired. It may also purchase property in Delano, CA in order to build a new branch for its existing Delano branch. For additional information, please refer to the section titled “Future Plans For Expansion” in Item 2, Properties, herein.

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

At December 31, 2007, the Company and its subsidiary bank employed 144 persons of whom 20 were officers, 87 were full-time employees and 37 were part-time employees. The Company believes that its employee relations are satisfactory.

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

From time to time, legislation and regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company.

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

Certain Restrictions on Activities and Operations of the Bancorp

San Joaquin Bancorp is registered as a bank holding company (a “BHC”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and as such is subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”). The Bancorp and its nonbanking subsidiaries are subject to the supervision, examination, and reporting requirements of the BHCA and the regulations of the FRB. The Bancorp is also a BHC within the meaning of Section 3700 of the California Financial Code. As such, the Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (the “DFI”).

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

Capital Requirements

The FRB has risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 200% for assets with relatively higher credit risk, such as investment securities that are rated one category below investment grade.

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

Restrictions on Activities of the Bank

The Bank is a California-chartered bank and a member of the Federal Reserve System. The Bank is subject to primary supervision, periodic examination and regulation by the DFI and the FRB. If, as a result of an examination of the Bank, the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FRB. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. As the insurer of the Bank’s deposits, the Federal Deposit Insurance Corporation (the “FDIC”) could, after notice and a finding that the Bank has engaged in unsafe and unsound practices, terminate the Bank’s deposit insurance, which for a California-chartered bank would result in a revocation of the Bank’s charter. The DFI has many of the same remedial powers as the FRB.

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

FDIC Insurance Premiums

The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Deposit Insurance Fund-member institutions. Pursuant to the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), the Bank Insurance Fund and Savings Association Insurance Fund were merged to create the Deposit Insurance Fund. On January 1, 2007, final rules under the FDIRA became effective which set a base assessment schedule for 2007 for Deposit Insurance Fund premiums. Assessment rates for the insurance of deposits in 2007 ranged between a minimum of 5 cents for well-managed, well-capitalized banks to a maximum of 43 cents for institutions posing the most risk to the insurance fund, per $100 in assessable deposits. Institutions presenting the least risk to the insurance fund were charged a rate between 5 and 7 cents per $100 in assessable deposits. The FDIC may increase or decrease the assessment rate schedule quarterly. As of December 31, 2007, the Bank’s assessment rate was between 5 and 7 cents per $100 in assessable deposits. The Bank received a one-time credit from the FDIC to offset assessments in 2007.

Capital Requirements and Prompt Corrective Action

As discussed above, the FRB has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are members of the Federal Reserve System. Moreover, the FRB has promulgated regulations to implement the system of prompt corrective action established by the Federal Deposit Insurance Act (the “FDIA”). Under the regulations, a bank is given one of the following ratings based upon its regulatory capital: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

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

As of December 31, 2007, the Bank was well capitalized for the above purposes. The FRB may revise capital requirements applicable to banking organizations beyond current levels. U.S. bank regulatory authorities have proposed changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which the Bancorp and the Bank are subject. These changes are discussed in “Recent Regulatory Developments,” below.

Brokered Deposits

Section 29 of the FDIA and FRB regulations generally limit the ability of a state bank that is a member of the Federal Reserve System to accept, renew or roll over any brokered deposit depending on the institution’s capital category. These restrictions have not had a material impact on the operations of the Bank because the Bank historically has relied little upon brokered deposits as a source of funding.

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

  the Community Reinvestment Act (the “CRA”);
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

The CRA requires the FRB to evaluate the Bank’s performance in helping to meet the credit needs of its entire assessment area, including low-and-moderate-income neighborhoods, consistent with their safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the purposes of the CRA.

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

Government Policies and Legislation

The policies of regulatory authorities, including the FRB, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. Such policies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government. Such policies have had, and will continue to have, a significant effect on the operating results of financial institutions.

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

Recent Regulatory Developments

The Basel Committee on Banking Supervision’s “Basel II” regulatory capital guidelines, published in June 2004 and amended in November 2005, are designed to promote improved risk measurement and management processes and better align minimum capital requirements with risk. The Basel II guidelines would, however, be mandatory only for “core banks,” i.e., banks with consolidated total assets of $250 billion or more. In November 2007, the federal banking agencies adopted final rules to implement Basel II for core banking organizations. Under Basel II, core banking organizations will be required to enhance the measurement and management of their risks, including credit risk and operational risk, through the use of advanced approaches for calculating risk-based capital requirements. The agencies announced they will issue a proposed rule that will provide all non-core banking organizations which are not required to adopt Basel II’s advanced approaches, such as the Bancorp, with the option to adopt a standardized approach under Basel II. The proposed rule is intended to be finalized before the core banking organizations may start their first transition period under Basel II. This new proposal will replace the earlier proposal to adopt the so-called Basel IA option. Until such time as the new rules for non-core banking organizations are adopted, Bancorp is unable to predict whether it will adopt a standardized approach under Basel II.

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

ITEM 1A. RISK FACTORS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Our disclosure and analysis in this 2007 Form 10-K and in our 2007 Annual Report to Shareholders contain some forward-looking statements about the Company for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our financial condition, results of operation, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

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

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC.

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

Credit Risks

A degradation of our loan portfolio quality or an increase in loan losses may significantly adversely affect our earnings

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimate of potential losses within the existing portfolio of loans. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of credit risks, loan loss experience, current loan portfolio quality, present economic and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Significant increases in the provision for loan losses to augment the allowance will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

Geographic and Economic Risks

The Company's operations are geographically concentrated and a change in economic conditions may significantly adversely affect our earnings

Our operations are concentrated in Kern County, California. As a result of this geographic concentration, local economic conditions have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions or real estate valuations, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, drought and other adverse weather conditions, changes in securities markets or other factors could impact local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

A large portion of our assets consist of loans secured by real estate in California. Conditions in the California real estate market historically have influenced the level of non-performing assets. A real estate recession in the San Joaquin Valley in California and/or Kern County could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including earthquakes, fires and flooding. The occurrence of one or more of such catastrophes could impair the value of the collateral for our real estate secured loans and adversely affect us. In recent years, real estate prices in our market area have risen significantly and, during 2007, have begun to decline. If real estate prices were to continue to fall in our market area, the security for many of our real estate secured loans could be reduced and we could incur significant losses if borrowers of real estate secured loans default, and the value of our collateral is insufficient to cover our losses.

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

Regulatory Risks

Adverse effects of laws and regulations may significantly adversely affect our operations or earnings

As a one-bank holding company, a substantial portion of our cash flow typically comes from dividends paid directly to us by the Bank. Various statutory provisions restrict the amount of dividends the Company’s subsidiaries can pay to the Company without regulatory approval. In addition, if any of the Company’s subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before the Company, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

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

Our common stock trades on the Over-the-Counter (“OTC”) Bulletin Board under the symbol SJQU. The OTC Bulletin Board (www.OTCBB.com) is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. We are not listed on NASDAQ or a national securities exchange and the trading volume in our common stock is thin, with average daily volumes that are lower than those of other listed financial services companies. While several investment securities brokers/dealers make a market in our common stock, there is no active trading market for our common stock and thus you may not be able to sell the shares of common stock that you own at the times and in the amounts you would otherwise like to. Also, are common stock is not marginable, meaning that it is not possible to borrow against the valuation of our common stock that is held in a securities brokerage account.

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

	Use of	Square Feet of	Land and
Name and Location	Facilities	Interior Space	Building Costs

Administration	Principle	10,000	$1,096,000
1000 Truxtun Ave.	Executive Offices
Bakersfield, CA 93301

Rosedale Branch	Branch Office	12,600	$3,562,000
3800 Riverlakes Dr.
Bakersfield, CA 93312

Stockdale Branch	Branch Office	5,914	$3,317,000
4600 California Ave.
Bakersfield, CA 93309

The following facilities are leased by the Company as of December 31, 2007. In the opinion of Management, all such properties are adequately covered by insurance.

	Use of	Square Feet of	Land and	Lease
Name and Location	Facilities	Interior Space	Building Costs	Expiration Date

Main Branch	Branch Office	6,311	$ 6,829.74 per	2/28/2016
1301-17th St.			month(1)
Bakersfield, CA 93301

Delano Branch	Branch Office	1,690	$2,112.50 per	9/30/2008(2)
1613 Inyo St.			month
Delano, CA

1.	This rent amount is subject to a periodic cost of living adjustment based upon the producer price index as published by the U.S. Bureau of Labor Statistics. The next adjustment is due on February 1, 2013.

2.	The Company may terminate the lease prior to the lease expiration date upon 60 days notice and payment of two months rent upon such cancellation date.

Future Plans For Expansion

The Company purchased land located at the northeast corner of Panama Lane and Stine Road, in Bakersfield, California that is approximately 57,000 square feet in size. The purchase price of the property was $1,714,000. The Company plans to build and open a branch on the property. Completion of the project is expected between the fourth quarter of 2008 and the second quarter of 2009.

The Company also purchased land located at 969 Carrier Park Way, in Bakersfield, California that is approximately 2.19 acres in size. The purchase price of the property was $435,000. The Company plans to build and relocate its administrative operations center on the property. Completion of the property is expected between the fourth quarter of 2009 and the second quarter of 2010.

The Company anticipates that it will purchase property in Delano, California on which it can build and relocate its Delano branch. The Company expects to acquire property and complete the project by the end of the second quarter of 2010. Upon completion, the Company expects to terminate its lease at the existing Delano branch location.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The capital stock of San Joaquin Bancorp is currently traded on the OTC Bulletin Board under the symbol “SJQU.” The Company has not filed an application for listing of its Common Stock on the NASDAQ or any national stock exchange or market, nor does the Company’s Management have a current intention to list its common stock on any such exchange or market.

The following table summarizes the high and low bid information for the Company’s common stock for each full quarterly period within the two most recent fiscal years as quoted on the OTC Bulletin Board. The OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2007
First quarter	$ 41.25	$ 36.50
Second quarter	$ 37.75	$ 34.55
Third quarter	$ 36.00	$ 26.00
Fourth quarter	$ 30.50	$ 25.70

Year Ended December 31, 2006
First quarter	$ 37.00	$ 33.50
Second quarter	$ 38.00	$ 34.50
Third quarter	$ 41.00	$ 34.50
Fourth quarter	$ 43.00	$ 37.10

The last sales price for the Company’s common stock on February 28, 2008 was $29.40. As of February 28, 2008, there were 1,131 holders of record of the Company’s common stock (which holders may be nominees for an undetermined number of beneficial owners).

San Joaquin Bancorp has paid a cash dividend in each of the last nine years. The following sets forth the cash dividend history of the Company for the past three years:

  A $0.22 per share cash dividend was declared for shareholders of record as of February 25, 2005.
  A $0.24 per share cash dividend was declared for shareholders of record as of February 27, 2006.
  A $0.27 per share cash dividend was declared for shareholders of record as of February 28, 2007.

On January 31, 2008, the Company’s Board of Directors (the “Board”) declared a cash dividend of $0.30 per common share. On the same date, the Board also declared a 10% stock dividend. The dividends are payable to shareholders of record as of February 28, 2008 and are payable on March 17, 2008.

The Company expects that comparable cash dividends will be paid in future years, subject to applicable laws and regulations.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 about the Company’s common stock that may be issued upon the exercise of options under the Company’s 1989 Stock Option Plan or 1999 Stock Incentive Plan, both of which were approved by our shareholders.

Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities to be	Weighted-average Exercise	Equity Compensation Plans
	Issued upon Exercise of	Price of Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants and	Reflected in Column (a))
Plan Category	Warrants and Rights (#)(a)	Rights ($)(b)	(#)(c)

Equity compensation plans
Approved by shareholders	438,530 (1)	$20.93	177,020 (2)
Equity compensation plans not
Approved by shareholders	-	-	-

Total	438,530	$20.93	177,020

1)	Represents options granted under the 1989 Stock Option Plan to purchase 47,550 shares of the Company’s common stock and options granted under the 1999 Stock Incentive Plan to purchase 390,980 shares of the Company’s common stock.

2)	Represents 177,020 shares reserved for issuance under the 1999 Stock Incentive Plan as of December 31, 2007.

Stock Performance

The following graph compares San Joaquin Bancorp's cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and the NASDAQ Bank index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2002 to December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among San Joaquin Bancorp, The Russell 2000 Index

And The NASDAQ Bank Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07

San Joaquin Bancorp	100.00	149.94	224.99	274.08	310.89	213.78
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
NASDAQ Bank	100.00	130.51	144.96	141.92	159.42	125.80

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during fiscal year 2007.

Unregistered Sales of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information, including share and per share information. The selected financial and other data as of and for the five years ended December 31, 2007 is derived in part from the audited Financial Statements of the Company presented elsewhere in this annual report on Form 10-K. The selected historical financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the historical financial statements of the Company, including the related notes included elsewhere herein.

			At December 31,

(data in thousands, except per share data)	2007	2006	2005	2004	2003

Total Assets	$ 868,728	$ 748,930	$ 627,098	$ 496,746	$ 415,501
Cash & Due from banks	26,209	31,869	24,355	24,082	20,980
Federal Funds Sold	-	4,250	1,700	-	31,000
Securities available-for-sale	6,433	7,072	2,428	2,494	-
Securities held-to-maturity	106,858	140,822	167,636	122,912	80,563
Total Loans, gross	700,068	537,761	408,950	326,879	268,620
Allowance for loan losses	9,268	8,409	7,003	5,487	4,819
Deferred loan fees	1,610	1,353	1,550	1,023	845
Investment in real estate	577	643	710	686	745
Total deposits	716,073	642,654	575,533	442,976	376,261
Federal funds purchased and securities sold
under agreements to repurchase	-	-	-	8,663	6,380
FHLB Advances	61,800	32,200	-	-	-
Long-term debt and other borrowings	17,087	17,098	6,797	6,805	813
Total shareholders' equity	55,428	45,866	39,192	33,110	28,209

Selected Statement of Operations Data:	2007	2006	2005	2004	2003

Interest income	$ 55,657	46,528	32,269	22,055	18,112
Interest expense	25,312	17,828	9,046	3,615	2,983
Net interest income before
provision for loan losses	30,345	28,700	23,223	18,440	15,129
Provision for loan losses	900	1,730	1,200	1,200	1,470
Net interest income after
provision for loan losses	29,445	26,970	22,023	17,240	13,659
Noninterest income	3,128	3,075	2,711	3,070	2,927
Noninterest expense	16,222	15,205	13,368	11,427	10,261
Income before taxes	16,351	14,840	11,366	8,883	6,325
Income tax expense	6,933	6,366	4,742	3,475	2,138
Net income	9,418	$ 8,474	$ 6,624	$ 5,408	$ 4,187

Share Data:	2007	2006	2005	2004	2003

Net income per share (basic)	$ 2.67	$ 2.44	$ 1.94	$ 1.60	$ 1.25
Net income per share (diluted)	$ 2.54	$ 2.29	$ 1.81	$ 1.50	$ 1.18
Book Value per share (1)	$ 15.67	$ 13.16	$ 11.41	$ 9.75	$ 8.42
Cash dividend per share	$ 0.27	$ 0.24	$ 0.22	$ 0.20	$ 0.20
Weighted average common shares outstanding	3,527,723	3,475,801	3,421,380	3,387,864	3,339,850
Period end shares outstanding	3,536,322	3,486,222	3,435,896	3,396,134	3,352,151

1) Shareholders' equity divided by shares outstanding

			At December 31,

Key Operating Ratios:	2007	2006	2005	2004	2003

Performance ratios:
Return on Average Equity (1)	18.76%	19.48%	18.43%	17.69%	15.92%
Return on Average Assets (2)	1.21%	1.26%	1.18%	1.17%	1.11%
Net interest spread (3)	3.12%	3.47%	3.70%	4.06%	4.09%
Net interest margin (4)	4.20%	4.60%	4.51%	4.43%	4.41%
Efficiency ratio (5)	48.46%	47.85%	51.55%	53.12%	56.83%
Net loans (6) to total deposits	96.25%	82.16%	69.57%	72.32%	69.89%
Dividend payout ratio (7)	10.11%	9.84%	11.34%	12.50%	16.00%
Average shareholders' equity to
average total assets	6.45%	6.45%	6.41%	6.64%	6.98%

Asset Quality Ratios:
Nonperforming and restructured loans
to total loans (8)	0.73%	0.03%	0.18%	0.63%	0.65%
Nonperforming and restructured assets
to total loans and OREO (9)	0.73%	0.15%	0.35%	0.84%	0.93%
Net charge-offs to average total loans	0.01%	0.07%	0.17%	0.17%	0.22%
Allowance for loan losses to total loans	1.33%	1.57%	1.72%	1.68%	1.79%
Allowance for loan losses to
nonperforming and restructured loans	182.87%	5496.08%	963.27%	267.53%	276.48%

Capital Ratios:
Tier 1 capital to adjusted total assets	8.05%	8.24%	6.44%	6.66%	6.89%
Tier 1 capital to total risk weighted assets	8.49%	9.16%	8.03%	8.68%	8.81%
Total capital to total risk weighted assets	10.43%	11.37%	10.51%	11.50%	10.06%

1)	Net income divided by average shareholders' equity.

2)	Net income divided by average assets.

3)	Dollar weighted average interest income yield less dollar weighted average interest expense rate.

4)	Net interest income divided by average interest-earning assets.

5)	Noninterest expense as a percentage of the sum of net interest income before provision for loan losses and noninterest income excluding securities gains and losses.

6)	Total gross loans less the allowance for loan losses, deferred fees and related costs.

7)	Dividends declared per share as a percentage of net income per share.

8)	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more.

9)	Nonperforming assets consist of nonperforming and restructured loans and other real estate owned (OREO).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes thereto appearing elsewhere in this report. The results of operations for the periods presented may not necessarily be indicative of future results.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

The Reorganization was approved by the affirmative vote of a majority of the outstanding shares of the Bank’s common stock on June 20, 2006. Following receipt of all required approvals from applicable regulatory authorities, the Reorganization became effective as of the close of business on July 31, 2006. As a result of the Reorganization, the Bank became a wholly-owned subsidiary of the San Joaquin Bancorp and the one-for-one share exchange described above was completed. In addition, upon consummation of the Reorganization, San Joaquin Bancorp assumed all outstanding stock options of the Bank exercisable into shares of Bank common stock. Such stock options continue be subject to substantially the same terms and conditions of such stock options immediately prior to the consummation of the Reorganization, except that such options are now exercisable for Bancorp’s common stock.

Prior to the Reorganization, the Bank's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Bank was subject to the information requirements of the Exchange Act and filed annual and quarterly reports, proxy statements and other information with the FDIC. As a result of the Reorganization, San Joaquin Bancorp became the successor to the Bank for securities reporting purposes and San Joaquin Bancorp's common stock became registered under Section 12(g) of the Exchange Act.

The Bank continues doing business under the name San Joaquin Bank.

Overview

At December 31, 2007, the Company had total consolidated assets of $868,728,000, an increase of 16.0% compared to the $748,930,000 in assets at the end of 2006. Strong loan growth was the primary contributor to asset growth for the year. Total consolidated net loans were $689,190,000, an increase of 30.5%, compared to the $527,999,000 in net loans at year end 2006. The majority of the increase came from loans secured by real estate as the commercial market continued to grow at a steady pace in 2007. Total consolidated deposits were $716,073,000, an increase of 11.4% over the 2006 level of $642,654,000. Savings deposits made up the majority of the increase in deposits through direct efforts to raise additional deposits. Time deposits also increased because of increased use of funding under the State of California time deposit program. Consolidated shareholders’ equity was $55,428,000, an increase of 20.8% compared to $45,866,000 at the end of 2006. The increase was mostly due to earnings in 2007.

Overall, the Company believes it executed its plan of loan and deposit growth successfully in an environment that was both competitive and challenging.

We reported record annual net income of $9,418,000 for the year ended December 31, 2007. Net income increased $944,000, or 11.1%, over the $8,474,000 reported in 2006, which was an increase of $1,850,000, or 27.9%, from the $6,624,000 reported in 2005. The majority of the increase in 2007 came from increased net interest income and a reduction in the provision for loan losses. Diluted earnings per share for the year ended December 31, 2007 increased 10.9% to $2.54 compared to the $2.29 for 2006, which was an increase of 26.5% from $1.81 in 2005.

For the years ended December 31, 2007, 2006, and 2005, annualized return on average assets was 1.21%, 1.26%, and 1.18%, respectively. The annualized return on average equity (ROAE) was 18.76%, 19.48%, and 18.43% for the years ended December 31, 2007, 2006, and 2005, respectively. ROAE has averaged over 18% for the past five years. Based on its consistent ROAE, the Company was ranked one of the top 10 community banks in the United States with assets of less than $1 billion by US Banker Magazine in 2007 and 2008.

We ended 2007 with a Tier 1 capital ratio of 8.05%, a Tier 1 capital to risk-weighted asset ratio of 8.49%, and a total capital to risk weighted asset ratio of 10.43% . At the end of 2006, these ratios were 8.24%, 9.16% and 11.37%, respectively. We met all the criteria under current regulatory guidelines for a “well capitalized” bank holding company as of December 31, 2007.

The year ending December 31, 2007 marked the 24th consecutive year of record profits for the Company. The Bank continued to be a leader in market share gains for Kern County, with a deposit share of 12.3% at mid-year 2007, up from 10.5% for the same period in 2006. Measured by assets at December 31, 2007, San Joaquin Bank is the fourth largest of twenty-two FDIC-insured financial institutions in Kern County, based upon total deposits.

During 2007 and 2006, the need for noncore funding, such as Federal Home Loan Bank ("FHLB") advances, brokered deposits, and time certificates of deposit in the form of public funds, increased as loan growth outpaced deposit growth. This increased need for funding alternatives at higher interest rates resulted in a greater increase in interest expense year-over-year than would have resulted otherwise from core funding such as demand, NOW, money market, savings, and time certificates of deposit under $100,000.

The following table provides a summary of the major elements of income and expense for the three years ended December 31:

			Year to date December 31

		Year-Over-Year			Year-Over-Year
(dollars in thousands, except per share data)	2007	Change		2006	Change		2005

INTEREST INCOME
Loans (including fees)	$ 49,910	$ 10,295	26.0%	$ 39,615	$ 13,403	51.1%	$ 26,212
Investment securities	5,584	(872)	-13.5%	6,456	1,119	21.0%	5,337
Fed funds & other interest-bearing balances	163	(294)	-64.3%	457	(263)	-36.5%	720

Total Interest Income	55,657	9,129	19.6%	46,528	14,259	44.2%	32,269

INTEREST EXPENSE
Deposits	23,281	7,091	43.8%	16,190	7,559	87.6%	8,631
Short-term borrowings	805	(100)	-11.0%	905	868	2345.9%	37
Long-term borrowings	1,226	493	67.3%	733	355	93.9%	378

Total Interest Expense	25,312	7,484	42.0%	17,828	8,782	97.1%	9,046

Net Interest Income	30,345	1,645	5.7%	28,700	5,477	23.6%	23,223
Provision for loan losses	900	(830)	-48.0%	1,730	530	44.2%	1,200

Net Interest Income After Loan Loss Provision	29,445	2,475	9.2%	26,970	4,947	22.5%	22,023

NONINTEREST INCOME
Service charges & fees on deposits	907	120	15.2%	787	(100)	-11.3%	887
Other customer service fees	1,168	(154)	-11.6%	1,322	171	14.9%	1,151
Other	1,053	87	9.0%	966	293	43.5%	673

Total Noninterest Income	3,128	53	1.7%	3,075	364	13.4%	2,711

NONINTEREST EXPENSE
Salaries and employee benefits	10,023	529	5.6%	9,494	1,587	20.1%	7,907
Occupancy	1,026	84	8.9%	942	47	5.3%	895
Furniture & equipment	1,062	33	3.2%	1,029	4	0.4%	1,025
Promotional	605	37	6.5%	568	(99)	-14.8%	667
Professional	1,361	134	10.9%	1,227	293	31.4%	934
Other	2,145	200	10.3%	1,945	5	0.3%	1,940

Total Noninterest Expense	16,222	1,017	6.7%	15,205	1,837	13.7%	13,368

Income Before Taxes	16,351	1,511	10.2%	14,840	3,474	30.6%	11,366
Income Taxes	6,933	567	8.9%	6,366	1,624	34.2%	4,742

NET INCOME	$ 9,418	944	11.1%	$ 8,474	1,850	27.9%	$ 6,624

Basic Earnings per Share	$ 2.67	0.23	9.4%	$ 2.44	0.50	25.8%	$ 1.94

Diluted Earnings per Share	$ 2.54	0.25	10.9%	$ 2.29	0.48	26.5%	$ 1.81

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

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

				Year to date December 31

(dollars in thousands)		2007			2006			2005

			Avg	Avg		Avg	Avg
	Avg Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Avg Yield

ASSETS
Earning assets:
Loans, net of unearned (1)	$ 591,710	$ 49,910	8.43%	$ 461,346	$ 39,615	8.59%	$ 334,158	$ 26,212	7.84%
Taxable investments	123,060	5,393	4.38%	148,570	6,301	4.24%	156,451	5,268	3.37%
Tax-exempt investments(2)	4,556	191	4.19%	4,091	155	3.79%	1,183	69	5.83%
Fed funds sold and other
interest-bearing balances	3,269	163	4.99%	9,796	457	4.67%	23,258	720	3.10%

Total Earning Assets	722,595	55,657	7.70%	623,803	46,528	7.46%	515,050	32,269	6.27%

Cash & due from Banks	25,836			26,457			26,347
Other assets	30,227			23,761			19,545

Total Assets	$ 778,658			$ 674,021			$ 560,942

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 291,438	$ 12,663	4.35%	$ 289,385	$ 11,428	3.95%	$ 213,249	5,471	2.57%
Savings	165,085	7,660	4.64%	98,432	3,525	3.58%	106,552	2,602	2.44%
Time deposits	62,578	2,958	4.73%	31,972	1,237	3.87%	24,171	558	2.31%
Other borrowings	32,732	2,031	6.20%	27,531	1,638	5.95%	8,893	415	4.67%

Total interest-bearing liabilities	551,833	25,312	4.59%	447,320	17,828	3.99%	352,865	9,046	2.56%

Noninterest-Bearing Deposits	164,221			176,879			166,573
Other Liabilities	12,396			6,319			5,570

Total Liabilities	728,450			$ 630,518			525,008

SHAREHOLDERS' EQUITY
Shareholders' Equity	50,208			43,503			35,934

Total Liabilities and
Shareholders' Equity	$ 778,658			$ 674,021			$ 560,942

Net Interest Income and
Net Interest Margin (3)		$ 30,345	4.20%		$ 28,700	4.60%		$ 23,223	4.51%

1)	Loan interest income includes fee income of $1,859,000, $1,967,000, and $1,907,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Includes nonperforming and restructured loans of $5,068,000, $153,000, and $727,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

Summary of Changes in Interest Income and Expense

	Twelve Months Ended December 31
		2007 over 2006

(unaudited)(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	11,008	(713)	10,295
Taxable investment securities	(1,112)	204	(908)
Tax-exempt investment securities (2)	19	17	36
Fed funds sold and other interest-bearing balances	(323)	29	(294)

Total	9,592	(463)	9,129

Interest-Bearing Liabilities:

NOW and money market accounts	82	1,153	1,235
Savings deposits	2,878	1,257	4,135
Time deposits	1,397	324	1,721
Other borrowings	320	73	393

Total	4,677	2,807	7,484

Interest Differential	4,915	(3,270)	1,645

	Twelve Months Ended December 31
		2006 over 2005

(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:

Loans, net of unearned income (1)	10,733	2,670	13,403
Taxable investment securities	(277)	1,310	1,033
Tax-exempt investment securities (2)	118	(32)	86
Fed funds sold and other interest-bearing balances	(529)	266	(263)

Total	10,045	4,214	14,259

Interest-Bearing Liabilities:

NOW and money market accounts	2,373	3,584	5,957
Savings deposits	(211)	1,134	923
Time deposits	219	460	679
Other borrowings	1,081	142	1,223

Total	3,462	5,320	8,782

Interest Differential	6,583	(1,106)	5,477

1)	Loan interest income includes fee income of $1,859,000, $1,967,000, and $1,907,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

Net interest income, before provision for loan losses, for the year ended December 31, 2007 was $30,345,000, an increase of $1,645,000 (5.7%) compared to $28,700,000 for the year ended December 31, 2006, which increased $5,477,000 (23.6%) over $23,223,000 for the year ended December 31, 2005.

2007 Compared to 2006

Total interest income for the year ended December 31, 2007 was $55,657,000 compared to $46,528,000 for the same period of 2006, an increase of $9,129,000, or 19.6% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During 2007, total average earning assets were $722,595,000 compared to

$623,803,000 in 2006, an increase of $98,792,000, or 15.8% . This increase in average earning assets resulted in an increase of $9,592,000 in interest income. During the same period, the average rate paid on earning assets increased from 7.46% to 7.70%, or 24 basis points. This increase in average yield on total earning assets was due to both changes in the yields on individual earning asset categories and changes in the mix of earning assets. Although the yield on total earning assets increased on average, a decrease in the yield on loans, the largest category of earning assets, resulted in an overall net decrease of $463,000 in interest income due to the change in average yield on total earning assets. Loans contributed to the majority of the change in interest income and were partially offset by declines in taxable investment securities and declines in Federal Funds sold and other interest-bearing balances. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

Average loans increased $130,364,000, or 28.3%, from $461,346,000 at December 31, 2006 to $591,710,000 at December 31, 2007, increasing interest income by $11,008,000 for the year ended December 31, 2007. During that same year-over-year period, the average yield on loans decreased by 16 basis points, resulting in a decrease in interest income on loans of $713,000. The combined effect was an increase of $10,295,000 in interest income earned on average loans during 2007 compared to 2006.

Average taxable investment securities decreased from $148,570,000 at December 31, 2006 to $123,060,000 at December 31, 2007, a decrease of $25,510,000, or 17.2% . This decrease in taxable investment securities caused interest income to decrease by $1,112,000 during 2007 compared to 2006. The yield on taxable investment securities increased by 14 basis points during this year-over-year period, increasing interest income on taxable investment securities by $204,000 during the year ended December 31, 2007 compared to the year ended December 31, 2006. These two factors resulted in a net decrease in interest earned on taxable investment securities of $908,000 in 2007 versus the same period of 2006.

Average federal funds sold and other interest-bearing balances decreased by $6,527,000, or 66.6% to $3,269,000 at December 31, 2007 compared to the same period in 2006. This volume decrease resulted in a decrease in interest income of $323,000 on the sale of federal funds during 2007 compared to 2006, while the increase of 32 basis points in the average yield on federal funds sold caused an increase in interest income of $29,000 during this time period. The net result was a decrease of $294,000 in interest income on federal funds sold and other interest-bearing balances during 2007 compared to 2006.

Interest expense for the year ended December 31, 2007 was $25,312,000 compared to $17,828,000 for the same period of 2006, an increase of $7,484,000, or 42.0% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the 2007, total average interest-bearing liabilities were $551,833,000 compared to $447,320,000 during 2006, an increase of $104,513,000, or 23.4% . During the same period, the average rate paid on interest-bearing liabilities increased from 3.99% to 4.59%, or 60 basis points. Of the increase in interest expense, $4,677,000 was due to changes in the volume of interest-bearing liabilities and $2,807,000 was due to changes in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

Average NOW and money market deposits increased from $289,385,000 for the year ended December 31, 2006 to $291,438,000 in 2007, an increase of $2,053,000, or 0.7% . This increased volume of interest-bearing deposits resulted in an increase in interest expense of $82,000 during 2007 compared to 2006, while the 40 basis point increase in average rates during the same period caused interest expense to increase by $1,153,000. The net result was an increase in interest expense on NOW and money market accounts of $1,235,000 during the year ended December 31, 2007 compared to 2006.

Average savings deposits increased during 2007 to $165,085,000, compared to $98,432,000 in 2006, an increase of $66,653,000, or 67.7% . Because of this increase in volume, interest expense increased $2,878,000. During the same period, interest rates increased by 106 basis points, resulting in an increase of interest expense of $1,257,000 in 2007 compared to 2006. The net result was an increase of $4,135,000 in interest expense on average savings deposits during 2007 versus 2006.

Average time deposits during the year ended December 31, 2007 increased to $62,578,000 compared to $31,972,000 during the year ended December 31, 2006, an increase of $30,606,000, or 95.7% . This increase in average time deposits caused interest expense to increase by $1,397,000 in 2007 compared to 2006, while the 86 basis point increase in interest rates on time deposits caused interest expense to increase by $324,000 during this same time period. These two factors resulted in an increase in interest expense on time deposits of $1,721,000 in 2007 compared to 2006.

Average other borrowings, consisting primarily of subordinated notes and FHLB advances, increased during the year ended December 31, 2007 to $32,732,000 compared to $27,531,000 during the year ended December 31, 2006, an increase of $5,201,000, or 18.9% . This increase in volume caused interest expense to increase by $320,000 during 2007 compared to 2006. The increase in volume was primarily due to increases in FHLB advances. Due to significant demand for new loans, the Company continued to rely on FHLB advances in 2007 to fund a portion of the increase in loan volume. Interest rates paid on other borrowings increased by 25 basis points and caused interest expense to increase by $73,000 during this same year-over-year time period. The net result was an increase of $393,000 in interest expense on other borrowings during 2007 compared to 2006.

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

Average other borrowings, consisting primarily of subordinated notes and FHLB advances, increased during the year ended December 31, 2006 to $27,531,000 compared to $8,893,000 during the year ended December 31, 2005, an increase of $18,638,000, or 209.6% . This increase in volume caused interest expense to increase by $1,081,000 during 2006 compared to 2005. The increase in volume was primarily due to increases in FHLB advances. Due to significant demand for new loans, the Company began to utilize FHLB advances to fund a portion of the increase in loan volume. Interest rates paid on other borrowings increased by 128 basis points and caused interest expense to increase by $142,000 during this same year-over-year time period. The net result was an increase of $1,223,000 in interest expense on other borrowings during 2006 compared to 2005.

Net Interest Margin

The net interest margin for the year ended December 31, 2007 was 4.20% compared to 4.60% for the year ended December 31, 2006, and 4.51% for the year ended December 31, 2005. The net interest margin for 2007 reflects the effect of the 50 basis point decrease in the federal funds rate that occurred in the month of September and the 25 basis point decreases in the months of October and December, respectively. The decrease in the net interest margin in 2007 is due to the decrease in the cost of funds lagging behind the decrease in yields on earning assets that resulted from the decreases in the interest rate environment. The net interest margin in 2006 reflects the effect of the 25 basis point increases in the federal funds rate that occurred in the months of January, March, May, and June, respectively. The net interest margin in 2005 reflects the effect of the 25 basis point increases in the federal funds rate that occurred in the months of February, March, May, June, August, September, November and December 2005, respectively.

Provision for Loan Losses

We made a $900,000 addition to the allowance for loan losses in the year ended December 31, 2007 compared to a $1,730,000 addition in the year ended December 31, 2006, which was an increase of 44.2% compared to the addition of $1,200,000 to the allowance for loan losses in the year ended December 31, 2005. The provision for loan losses is based upon in-depth analysis, in which Management considers many factors including the rate of loan growth, changes in the level of past due, nonperforming and classified assets, changing portfolio mix, overall credit loss experience, recommendations of regulatory authorities, and prevailing local and national economic conditions, among other factors, to establish the required level of the allowance for loan losses. For further information on the allowance for loan losses, see "Allowance for Loan Losses."

Noninterest Income

Components of noninterest income

		December 31

(dollars in thousands)	2007	2006	2005

Service charges on deposit accounts	$ 907	$ 787	$ 887
Other service charges and fees	1,168	1,322	1,151
Net gain on sale of premises and equipment	18	17	11
Other	1,035	949	662

Total Noninterest Income	$ 3,128	$ 3,075	$ 2,711

For the year ended December 31, 2007, noninterest income totaled $3,128,000, an increase of $53,000, or 1.7%, compared to $3,075,000 for the year ended December 31, 2006, which increased $364,000, or 13.4%, from $2,711,000 for the year ended December 31, 2005. Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. These components of noninterest income changed as follows:

Service charges on deposit accounts increased $120,000 during 2007 compared to 2006. During 2006, service charges decreased $100,000 compared to 2005. The increase in service charges and fees during 2007 was the result an increase in our customer deposit base. The decrease in service charges and fees in 2006 was the result of customers maintaining higher balances in their accounts thereby offsetting service charges and fees that would have been charged against those accounts.

Other service charges and fees decreased $154,000, or 11.6% to $1,168,000 during 2007 compared to $1,322,000 in 2006. During 2006, other service charges and fees increased $171,000, or 14.9%, compared to $1,151,000 in 2005. The decrease in 2007 was primarily the result of decreases in construction loan inspection fee income and other miscellaneous loan fees as a result of the slowdown in new home construction. The increase in 2006 was primarily the result of increases in other miscellaneous loan fees.

Other noninterest and miscellaneous income increased by $86,000 during 2007 compared to 2006, which was up $287,000 compared to 2005. The increases in 2007 were primarily the result of increases in the cash surrender value of bank-owned life insurance. In 2006, the increase came from FHLB dividend income from FHLB stock purchased in 2006.

Noninterest Expense

Components of noninterest expense

(dollars in thousands)	2007	2006	2005

Salaries and employee benefits	$ 10,023	$ 9,494	$ 7,907
Occupancy	1,026	942	895
Furniture and equipment	1,062	1,029	1,025
Promotion	605	568	667
Professional services	1,361	1,227	934
Travel, meals and lodging	220	210	165
Office supplies and expenses	541	572	665
Regulatory assessments	311	139	113
Insurance	230	254	317
Director related expenses	339	236	189
Other	504	534	491

Total	$ 16,222	$ 15,205	$ 13,368

Noninterest expense was $16,222,000 in 2007, an increase of $1,017,000, or 6.7% from $15,205,000 in 2006, which increased $1,837,000, or 13.7%, from $13,368,000 in 2005. Components of noninterest expense changed as follows:

Salary and employee benefits increased $529,000, or 5.6%, in 2007. In 2006, salary and employee benefits increased $1,587,000, or 20.1% . The increases in salaries and employee benefits in 2007 and 2006 were due to normal salary increases, increases in officer incentive compensation, and salary continuation plan expense as compared to the prior year.

Occupancy and fixed asset expense increased by $117,000 during 2007 compared to 2006, which increased $51,000 compared to 2005. The variance in 2007 over 2006 was due to an increase in real property taxes as well as normal fluctuations in janitorial expense, utilities expenses and other occupancy-related expenses. The variance in 2006 over 2005 was due to normal fluctuations in janitorial expense, utilities expenses and other occupancy-related expenses.

Professional expenses, which include audit and legal fees, increased by $134,000, or 10.9%, in 2007 compared to 2006, which increased $293,000, or 31.4%, compared to 2005. In 2007, the increase in professional expense was due to increases in data processing expenses. The increase in professional services in 2006 was primarily the result of increases in legal fees as a result of the reorganization of the bank into a bank holding company structure and issuing trust preferred securities.

All other expenses for the year ended December 31, 2007 totaled $2,750,000, an increase of $237,000 compared to $2,513,000 in 2006, which was a decrease of $94,000 compared to $2,607,000 in 2005. The increase in other noninterest expense in 2007 was primarily due to increases in regulatory assessments and increases in director related expenses. The decrease in 2006 was attributable to Management's maintenance of expense controls, along with planned reductions in advertising, promotional, and bank insurance expenses.

The efficiency ratio for the year ended December 31, 2007 was 48.46% compared to 47.85% for the year ended December 31, 2006 and 51.55% for the year ended December 31, 2005. The efficiency ratio is the Company's overhead divided by net interest income plus noninterest income and is a measure of operating efficiency. The slight increase in the efficiency ratio of 0.61% for 2007 compared to 2006 indicates that the Company maintained its overall operating efficiency in 2007 and 2006 compared to 2005, which was the last full fiscal year prior to the introduction of the bank holding company structure

Provision for Income Taxes

During the year ended December 31, 2007, we recorded income tax expense of $6,933,000 compared to $6,366,000 during 2006, and $4,742,000 during 2005. The increases in the provision for income tax was primarily due to increased profitability in the each of the respective periods as compared to the same periods in the prior year. The effective tax rate for the year ended December

31, 2007 was 42.40% compared to 42.90% in 2006 and 41.72 in 2005. Income tax expense for the year ended December 31, 2006 includes a refund of 2005 taxes of $266,000. See Note 13 to the consolidated financial statements for further information.

Securities

The Company maintains an investment portfolio consisting of U.S. Treasury, U.S. Government agencies and corporations, mortgage-backed securities, and other securities. Investment securities are held in safekeeping by an independent custodian, except for certain government agency securities which are held by the bank. The objective of our investment portfolio is to maintain a prudent yield and provide collateral to pledge for deposits of public funds and other borrowing facilities. For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements. The following table shows the distribution of the Company’s investment portfolio:

Distribution of Securities in the Company’s Investment portfolio

(dollars in thousands)		At December 31

Held to Maturity	2007	2006	2005

U.S. Treasury securities	$ 3,999	$ 16,983	$ 29,016
Securities of U.S. government
agencies and corporations	61,095	72,755	74,587
Obligations of states and political subdivisions	-	-	1,876
Other securities	41,764	51,084	64,033

Total	$ 106,858	$ 140,822	$ 169,512

Fair Value	$ 106,059	$ 138,315	$ 164,959

(dollars in thousands)		At December 31

Available for Sale	2007	2006	2005

U.S. Treasury securities	$ -	$ -	$ -
Securities of U.S. government
agencies and corporations	-	-	-
Obligations of states and political subdivisions	4,009	4,646	-
Other securities	2,500	2,500	2,500

Total	$ 6,509	$ 7,146	$ 2,500

Fair Value	$ 6,433	$ 7,072	$ 2,428

Maturity Distribution and Average Yield on Securities

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2007 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

		After One	After Five
(dollars in thousands)	Within One	but Within	but Within	After Ten
Held-to-Maturity	Year	Five Years	Ten Years	Years	Other	Total

U.S. Treasury securities	$ 3,999	$ -	$ -	$ -	$ -	$ 3,999
Weighted average yield	5.05%					5.05%

Securities of U.S. government
agencies and corporations	42,981	17,176	938	-	-	61,095
Weighted average yield	4.14%	4.52%	5.05%			4.26%

Obligations of states and political subdivisions	-	-	-	-	-	-
Weighted average yield

Mortgage-backed securities	3	-	6,446	35,315	-	41,764
Weighted average yield	8.58%		4.11%	4.38%		4.34%

Other securities	-	-	-	-	-	-
Weighted average yield

Total	$ 46,983	$ 17,176	$ 7,384	$ 35,315	$ -	$ 106,858

Weighted average yield	4.22%	4.52%	4.23%	4.38%		4.32%

		After One	After Five
(dollars in thousands)	Within One	but Within	but Within	After Ten
Available-for-Sale	Year	Five Years	Ten Years	Years	Other	Total

U.S. Treasury securities	$ -	$ -	$ -	$ -	$ -	$ -
Weighted average yield

Securities of U.S. government
agencies and corporations	-	-	-	-	-	-
Weighted average yield

Obligations of states and political subdivisions	-	1,206	215	2,571	-	3,992
Weighted average yield(1)		4.65%	4.91%	5.74%		5.37%

Mortgage-backed securities	-	-	-	-	-	-
Weighted average yield

Other securities	-	-	-	-	2,441	2,441
Weighted average yield					4.43%	4.43%

Total	$ -	$ 1,206	$ 215	$ 2,571	$ 2,441	$ 6,433

Weighted average yield	0.00%	4.65%	4.91%	5.74%	4.43%	5.01%

1. Yields on tax-exempt securities have been computed on a tax equivalent basis using the current statutory federal tax rate.

At December 31, 2007, held-to-maturity securities had a fair value of $106,059,000 with an amortized cost basis of $106,858,000. On an amortized cost basis, held-to-maturity investments decreased $33,964,000, or 24.1%, from the December 31, 2006 balance of $140,822,000, which had decreased $26,814,000 from the December 31, 2005 balance of $167,636,000. The change in held-to-maturity investments was primarily due to scheduled maturities and principal reductions. The unrealized pretax loss on held-to-maturity securities at December 31, 2007 was $799,000, as compared to an unrealized pretax loss of $2,507,000 at December 31, 2006, an improvement of $1,708,000. The unrealized holding losses on held-to-maturity securities were caused by declines in fair value due to changes in market interest rates, not in estimated cash flows. As a general rule, the market price of fixed rate investment securities will decline as interest rates rise. Inasmuch as these investment securities are classified as held-to-maturity, we expect to hold all such securities until they reach their respective maturity dates and, therefore, we do not anticipate recognizing any losses on these securities.

Tax-exempt securities had an amortized cost basis of $4,009,000 at December 31, 2007 compared to $4,646,000 at December 31, 2006, a decrease of $637,000, or 13.7% . The change in tax-exempt investments was primarily due to scheduled maturities of investment securities. At December 31, 2007, these securities had a fair value of $3,992,000 which included an unrealized loss of $17,000. All tax-exempt securities are classified as available-for sale

In March 2006, certain securities which had been classified as held-to-maturity were transferred to available-for-sale. At the time of transfer, these securities had a carrying value of $2,834,000 and a net unrealized loss of $21,000. The unrealized loss was charged to other comprehensive income in shareholders' equity on the balance sheet. The transfer of the securities to the available-for sale category was based upon a change in the Company's intent with respect to holding the securities to maturity. The Company had $6,433,000 in securities classified as available-for-sale at December 31, 2007. Available-for-sale securities are held at fair value which included an unrealized loss of $76,000 at December 31, 2007.

The Company had no trading securities at December 31, 2007, 2006 and 2005.

At December 31, 2007, the Company’s investment portfolio did not include securities from any single issuer with an aggregate value in excess of ten percent of shareholders' equity. See Note 2 to the consolidated financial statements for further information.

Loans

The following table summarizes the composition of the Company’s loan portfolio at December 31 for the years indicated:

Loan Portfolio Distribution

(dollars in thousands)	2007	2006	2005	2004	2003

Commercial and industrial loans	$ 76,312	$ 63,753	$ 55,895	$ 61,593	$ 67,855
Real estate loans
Construction and land development	215,431	177,493	100,115	78,903	50,003
Secured by residential properties	30,508	19,950	13,468	11,194	7,198
Secured by farmland	75,111	54,974	47,665	44,757	33,873
Secured by commercial properties	276,102	199,191	171,873	114,143	91,724
Installment loans	3,815	1,535	1,719	2,018	3,479
Loans to finance agricultural production	19,097	20,864	18,211	13,549	12,970
All other loans	3,692	1	4	722	1,518
	700,068	537,761	408,950	326,879	268,620
Less: Allowance for possible loan losses	9,268	8,409	7,003	5,487	4,819
Less: Deferred loan fees	1,610	1,353	1,550	1,023	845
Net Loans	$ 689,190	$ 527,999	$ 400,397	$ 320,369	$ 262,956

The ending balance for net loans at December 31, 2007 was $689,190,000, an increase of $161,191,000, or 30.5%, compared to $527,999,000 in 2006, which increased $127,602,000, or 31.9%, from the year-end 2005 balance of $400,397,000.

For 2007 compared to 2006, the most significant changes in the Company’s loan portfolio were as follows: commercial and industrial loans increased $12,559,000, or 19.7% from $63,753,000 in 2006 to $76,312,000 in 2007; construction and land development loans increased $37,938,000, or 21.4% from $177,493,000 in 2006 to $215,431,000 in 2007; real estate loans secured by residential properties increased $10,558,000, or 52.9%, from $19,950,000 in 2006 to $30,508,000 in 2007; loans secured by farmland increased $20,137,000, or 36.6%, from $54,974,000 in 2006 to $75,111,000 in 2007; and, real estate loans secured by commercial properties increased $76,911,000, or 38.6%, from $199,191,000 in 2006 to $276,102,000 in 2007.

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

Real estate loans have continued to be a major factor in the ongoing growth of the loan portfolio and Company earnings. The Company had $597,152,000 in real estate loans at December 31, 2007 as compared to $451,608,000 at December 31, 2006. Current economic projections considered by management for Kern County and the greater Bakersfield area indicate that loan demand for Kern County and the greater Bakersfield area will remain fairly constant over the next few quarters. However, current projections could change if the economy continues to slow on a national, regional, and/or local level. For more information on loans, see Note 3 to the consolidated financial statements.

The following table summarizes the maturity distribution and interest rate sensitivity of commercial, real estate construction loans, and agriculture loans at December 31, 2007:

Loan Maturity Distribution

	Within One	One to Five	After Five
(dollars in thousands)	Year	Years	Years	Total

Commercial loans	$ 43,283	$ 18,866	$ 14,163	$ 76,312
Real estate construction loans	172,846	36,275	6,310	215,431
Loans to finance agricultural production	10,531	6,962	1,604	19,097

Total	$ 226,660	$ 62,103	$ 22,077	$ 310,840

Loans Due After One Year With Predetermined Interest Rates and With Floating or Adjustable Rates

(dollars in thousands)

Commercial and industrial loans
with fixed interest rates	$ 21,453
with variable interest rates	11,576
Real estate construction loans
with fixed interest rates	8,602
with variable interest rates	33,983
Loans to finance agriculture production
with fixed interest rates	1,304
with variable interest rates	7,262

Total Fixed Rate Loans	$ 31,359

Total Variable Rate Loans	$ 52,821

Total	$ 84,180

The Company has entered into interest rate swap agreements in order to hedge the fair value of certain of our fixed rate loans. See Note 3 and Note 6 to the consolidated financial statements for further information.

Commitments and Letters of Credit

Loan commitments are agreements to lend to a customer provided that there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are subject to the Company’s normal credit policies and collateral requirements. Commercial lines of credit are lines of credit that are available to customers but have not been funded. The following table sets forth the  Company’s commitments and letters of credit at December 31:

(dollars in thousands)	2007	2006	2005	2004	2003

Commitments to extend credit	$ 223,307	$ 291,717	$ 224,027	$ 160,185	$ 146,654
Standby letters of credit	$ 11,632	$ 10,537	$ 8,676	$ 7,129	$ 4,922

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

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $698,390,000 at December 31, 2007. Although we believe this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in our primary market area in particular, could have an adverse impact on the collectibility of these loans. The ultimate performance of many of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. We monitor the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in our judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions we consider involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in most instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect our future prospects and results of operations.

In extending credit and commitments to borrowers, we generally require collateral and/or guarantees as security. The repayment of such loans is often expected to come from cash flow and from proceeds from the sale of selected assets of the borrowers. Our requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with our evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. We secure our collateral by perfecting our interest in business assets, obtaining deeds of trust, or outright possession among other means. Loan losses from lending transactions related to real estate and agriculture compare favorably with our loan losses on our loan portfolio as a whole.

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

(data in thousands, except percentages)	2007	2006	2005	2004	2003

Past due 90 days or more and still accruing:
Commercial	$ -	$ -	$ -	$ 2	$ -
Real estate	300	-	-	-	-
Consumer and other	20	3	-	-	-
Nonaccrual:
Commercial	1,384	-	-	-	169
Real estate	3,364	150	727	2,049	1,535
Consumer and other	-	-	-	-	-
Restructured (in compliance with modified
terms)	-	-	-	-	39

Total nonperforming and restructured loans	5,068	153	727	2,051	1,743

Foreclosed Assets	-	-	-	-	-

Total nonperforming and restructured assets	$ 5,068	$ 153	$ 727	$ 2,051	$ 1,743

Allowance for loan losses as a percentage of
nonperforming and restructured loans	182.87%	5496.08%	963.27%	267.53%	276.48%
Nonperforming and restructured loans to total loans,
net of unearned income	0.73%	0.03%	0.18%	0.63%	0.65%
Allowance for loan losses to nonperforming and
restructured assets	182.87%	5496.08%	963.27%	267.53%	276.48%
Nonperforming and restructured assets to total assets	0.58%	0.02%	0.10%	0.33%	0.35%

Nonperforming loans and restructured loans at December 31, 2007 increased $4,915,000 from the December 31, 2006 balance, which decreased $574,000 from the December 31, 2005 balance. The increase in 2007 was primarily due to an increase in nonaccrual loans as reflected in the table above. The increases in nonaccrual loans were all related to potential problem loans from a single borrower. The majority of the loans were originally placed on nonaccrual in the first quarter of 2007 due to uncertainty regarding the collection of interest in the near term. These loans are well secured primarily by receivables and equipment and to a lesser extent by commercial and residential real estate. Based on information available at the date of this report, Management expects to collect all amounts due, including interest accrued at the contractual interest rate, under the terms of the contracts. However, factors which are beyond our control or ability to predict, such as changes in the financial condition or cash flows of the borrower, could cause actual conditions to differ significantly. The majority of the decrease in nonperforming and restructured loans in 2006 compared to 2005 was caused by a decrease in nonaccrual loans. This decrease was primarily the result of principal payments received in 2006 as well as charge offs of $127,000. During 2007, the Company closely monitored and actively pursued the collection of all loans classified as nonperforming. At December 31, 2007, nonperforming and restructured loans were 0.73% of total loans compared to 0.03% at December 31, 2006 and 0.18% at December 31, 2005. The ratio of nonperforming and restructured assets to total assets was 0.58% at December 31, 2007 compared to 0.02% at December 31, 2006 and 0.10% at December 31, 2005.

Generally, it is the Company’s policy, that when a loan is nonaccrual, payments are applied against the principal balance of the loan until such time as full collection of the principal balance is expected. The amount of gross interest income that would have been recorded for nonaccrual loans for the year ended December 31, 2007, if all such loans had been current in accordance with their original terms, was $398,000. The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the year ended December 31, 2007, totaled $0.

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

At December 31, 2007, there was $7,754,000 in classified loans, an increase of $4,709,000, or 154.6%, compared to $3,045,000 in classified loans at December 31, 2006, which was a decrease of $1,631,000, or 34.9%, compared to $4,676,000 in classified loans at December 31, 2005. The change was primarily due to potential problems loans involving delayed receipt of payments. At December 31, 2007, 2006, and 2005 classified loans included $4,748,000, $150,000, and $727,000 in nonaccrual loans, respectively. The loans and other credit facilities considered classified are also allocated a specific amount in the allowance for loan losses, as further explained in the “Allowance for Loan Losses” section herein. As of December 31, 2007, other than for classified loans disclosed above and impaired loans discussed elsewhere in this report, management was not aware of any other loans as to which management had serious doubts as to the ability of the borrowers to comply with the present repayment terms.

Impaired Loans

Under generally accepted accounting principles, a loan is considered impaired when, based on current information and events, it is probable that we may be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Under some circumstances, a loan which is deemed impaired may still perform in accordance with its contractual terms. Loans that are considered impaired are generally not placed on nonaccrual status unless the loan becomes 90 days or more past due

At December 31, 2007, 2006, and 2005, the recorded investment in loans that were considered impaired under SFAS No. 114 was $0. Impaired loans had valuation allowances totaling $0 as of December 31, 2007, 2006, and 2005. In this report, the terms “impaired” and “classified” will not necessarily be used to describe the same loans. “Impaired” loans are those loans that meet the definition outlined in SFAS No. 114. “Classified” loans generally refer to those loans that have a credit risk rating of 6 through 8, as further discussed above.

Allowance for Loan Losses

The following table summarizes the Company’s loan loss experience for the periods indicated:

Loan Loss Allowance, Charge offs & Recoveries

		Twelve Months Ended December 31
(dollars in thousands)	2007	2006	2005	2004	2003

Beginning Balance	$ 8,409	$ 7,003	$ 5,487	$ 4,819	$ 4,276
Provision Charged To Expense	900	1,730	1,200	1,200	1,470
Loans Charged Off:
Commercial Loans	-	(260)	(51)	(20)	(538)
Real Estate Loans
Construction	-	-	-	-	-
Secured by Residential Properties	-	-	-	-	(7)
Secured by Commercial Properties	-	(201)	(800)	(798)	-
Consumer Loans	(63)	(53)	(9)	(1)	(28)
Recoveries:
Commercial Loans	-	62	81	76	35
Real Estate Loans
Secured by Residential Properties	5	14	5	-	-
Secured by Commercial Properties	15	108	183	250	-
Consumer Loans	2	6	29	9	12

Net Charge-offs	(41)	(324)	(562)	(484)	(526)
Reclassification from (to) reserve for off-balance sheet risks	-	-	878	(48)	(401)

Ending Balance	$ 9,268	$ 8,409	$ 7,003	$ 5,487	$ 4,819

Ending Loan Portfolio	$ 700,068	$ 537,761	$ 408,950	$ 326,879	$ 268,620

Allowance for loss as a percentage of ending loan portfolio	1.32%	1.56%	1.71%	1.68%	1.79%
Net charge-offs to average loans	0.01%	0.07%	0.17%	0.17%	0.22%

Allocation for the Allowance for Loan Losses

We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on our regular assessments of the probable losses inherent in the loan portfolio and to a lesser extent, unused commitments to provide financing. Determining the adequacy of the allowance is a matter of judgment, which reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. Our methodology for measuring the appropriate level of the allowance relies, in part, on a variety of different elements, including the formula allowance, specific allowances for identified problem loans and the unallocated reserve. The unallocated allowance contains amounts that are based on our evaluation of existing conditions that are not directly measured in the determination of the formula and specific allowances.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for other factors that, in our judgment, affect the collectibility of the portfolio as of the evaluation date. At December 31, 2007, the formula allowance was $7,624,000 compared to $7,072,000 at December 31, 2006 and $5,279,000 at December 31, 2005. The increase in the formula allowance in 2007 was primarily a result of increases in the balances of loans outstanding and increases in nonperforming loans.

On a quarterly basis, in order to augment the formula allowance (which is calculated by the application of various loss factors to standard loan categories), , all significant classified loans are analyzed individually based on the source and adequacy of repayment, and an assessment is made of the adequacy of the formula reserve relative to such individual loans. A higher or lower specific allocation will be calculated based on the higher/lower-than-normal potential for losses. At December 31, 2007, the specific allowance included in the formula allowance was $1,873,000 on a classified loan base of $7,754,000 compared to a specific allowance of $1,059,000 on a classified loan base of $3,045,000 at December 31, 2007.

At December 31, 2007 and December 31, 2006 there was $1,644,000 and $1,337,000, respectively, in the allowance for loan losses that was unallocated. In the opinion of Management, and based upon an evaluation of potential losses inherent in the loan portfolio, it is necessary to establish unallocated allowance amounts above the amounts allocated using the formula and specific allowance methods, based upon our evaluation of the following factors:

  Changes in international, national, regional, and local business conditions and developments that affect the collectibility of the loan portfolio, including the condition of various market segments;
  Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not elsewhere considered in estimating credit losses;
  Changes in the nature of the loan portfolio and in the terms of the loans;
  Changes in the experience, ability, and depth of lending management and other relevant staff;
  Changes in the severity of past due loans, nonaccrual loans, and severity of adversely classified or graded loans;
  Changes in the quality of the institution’s loan review system; and,
  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the combined allowance for loan losses as determined by us at December 31, 2007 and set forth in the preceding paragraph.

The allowance for loan losses totaled $9,268,000, or 1.32% of total loans, at December 31, 2007, compared to $8,409,000, or 1.56% of total loans, at December 31, 2006. At these dates, the allowance represented 182.87% and 5496.08% of nonperforming and restructured loans, respectively.

It is the Company’s policy to maintain the allowance for loan losses at a level considered adequate for the risk of loss inherent in the loan portfolio. Based on information available to Management at the date of this report, including but not limited to economic factors, overall credit quality, historical delinquency and history of actual charge-offs, as of December 31, 2007, we believe that the allowance for loan losses was adequate. However, no prediction of the ultimate level of additional provisions to our allowance or loans charged off in future periods can be made with any certainty. See Note 3 to the consolidated financial statements for further information.

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

Our sources of liquidity consist of overnight funds sold to correspondent banks, and unpledged marketable investments. On December 31, 2007, consolidated liquid assets totaled $34,176,000, or 3.9% of total assets, compared to $62,488,000, or 8.3% of total assets, at December 31, 2006. The decrease in liquid assets is the result of additional pledging of securities in order to secure short-term credit lines with the Federal Home Loan Bank of San Francisco.

In addition to liquid assets, we maintain short-term lines of credit with correspondent banks. At December 31, 2007, the Company had unused federal fund lines of credit with correspondent banks. These credit lines total $40,000,000 and have variable interest rates based on the individual lending Company's daily federal fund rates, and are due on demand. These are uncommitted lines under which availability is subject to federal fund balances of the issuing banks. Additionally we have total borrowing capacity with the Federal Home Loan Bank in the amount of $98,150,000. At December 31, 2007, the Company had advances on its lines of credit in the amount of $61,800,000.

In September 2006, the Company began participating in the State of California time deposit program. Under this program, the company had total additional liquidity of $46,584,000 at December 31, 2007. The Company pledges securities as collateral for the funds on deposit. At December 31, 2007, there was $45,000,000 on deposit with the Company and $1,984,000 remaining available under this program.

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

The Company's primary capital resource is shareholders’ equity which was $55,428,000 at December 31, 2007 compared to $45,866,000 at December 31, 2006. The change is the result of the year’s earnings, the increase in other comprehensive income or loss, the payout of cash dividends to shareholders, and issuance of stock in connection with the Company’s stock option plans. Company Management can employ various means to manage the Company's capital ratios including controlling asset growth and dividend payouts and raising additional capital. Management believes it has the ability to maintain adequate capital to support operations and continued expansion.

In addition to shareholders' equity, the company also has issued certain capital securities that qualify as either Tier 1 or Tier 2 capital under applicable regulatory guidelines. The capital securities consist of $10,000,000 in trust preferred securities and a $6,000,000 subordinated note.

At December 31, 2007, the Company's Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk based capital ratio were 8.05%, 8.49%, and 10.43%, respectively. See Note 9 and Note 19 to the consolidated financial statements for further information.

Contractual Obligations
Long-term debt consists of the following at December 31:
(dollars in thousands)	2007	2006	2005

Mortgage note payable, 9% stated rate - matures 2030	$ 777	$ 788	$ 797
Subordinated note, 3 month LIBOR + 2.7% floating rate - due 2019	6,000	6,000	6,000
Junior subordinated note, 3 month LIBOR + 1.6% floating rate - due 2036	10,000	10,000	-
Junior subordinated note, 3 month LIBOR + 1.6% floating rate - due 2036	310	310	-

Total Long-Term Debt	$ 17,087	$ 17,098	$ 6,797

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

Estimated future maturities of long-term debt at December 31, 2007 are as follows:

Years Ending
December 31	(dollars in thousands)
2008		$ 11
2009		12
2010		13
2011		14
2012		16
Thereafter		17,021
		$ 17,087

One of the Company's branch office locations is subject to a non-cancelable operating lease agreement expiring in 2016 with renewal option periods extending through 2026. These contractual obligations are discussed in Item 2 above and in Note 4 to the consolidated financial statements.

Financial Ratios

The following table shows key financial ratios for the years indicated:

	2007	2006	2005

Return on Average Total Assets	1.21%	1.26%	1.18%
Return on Average Shareholders' Equity	18.76%	19.48%	18.43%
Average Shareholders' Equity to Average Total Assets	6.45%	6.45%	6.41%
Net interest Margin	4.20%	4.60%	4.51%
Efficiency Ratio	48.46%	47.85%	51.55%
Dividend Payout ratio	10.11%	9.84%	11.34%

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

The following table summarizes the Company’s average balances of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid
	2007

		Percent of Total Deposits
Interest Bearing Deposits:	Avg Balance		Interest	Avg Rate

Now and Money Market	$ 291,438	48.84%	$ 12,663	4.35%
Savings	165,085	27.67%	7,660	4.64%
Time Deposits	62,578	10.49%	2,958	4.73%

Total Interest Bearing Deposits	519,101	87.00%	23,281	4.48%

Noninterest Bearing Demand Deposits	164,221	27.52%

Total	$ 683,322	114.52%	$ 23,281	3.41%

	2006

		Percent of Total Deposits
Interest Bearing Deposits:	Avg Balance		Interest	Avg Rate

Now and Money Market	$ 289,385	48.50%	$ 11,428	3.95%
Savings	98,432	16.50%	3,525	3.58%
Time Deposits	31,972	5.36%	1,237	3.87%

Total Interest Bearing Deposits	419,789	70.36%	16,190	3.86%

Noninterest Bearing Demand Deposits	176,879	29.64%

Total	$ 596,668	100.00%	$ 16,190	2.71%

		2005

		Percent of Total Deposits
Interest Bearing Deposits:	Avg Balance		Interest	Avg Rate

Now and Money Market	$ 213,249	41.77%	$ 5,471	2.57%
Savings	106,552	20.87%	2,602	2.44%
Time Deposits	24,171	4.73%	558	2.31%

Total Interest Bearing Deposits	343,972	67.37%	8,631	2.51%

Noninterest Bearing Demand Deposits	166,573	32.63%

Total	$ 510,545	100.00%	$ 8,631	1.69%

Maturity Distribution of Time deposits in amounts of $100,000 or more

The following table summarizes time remaining to maturity of time deposits and IRAs of $100,000 or more at December 31, 2007:

(dollars in thousands)
Three months or less	$ 71,095
Over three months through six months	1,537
Over six months through one year	2,659
Over one year	928

Total	$ 76,219

The Company may occasionally obtain brokered deposits as an additional source of funding. At December 31, 2007 and 2006, the Company held brokered time deposits totaling $12,992,000 and $11,498,000. Of these balances, $7,538,000 is included in time deposits of less than $100,000 and has a remaining maturity of 1 year or less. $454,000 is included in time deposits of $100,000 or less and has a remaining maturity of more than one year. The remaining $5,000,000 is included in time deposits of $100,000 or more and has a remaining maturity of 1 year or less.

Short Term Borrowings

The following table sets forth the short-term borrowings of the Company for the periods indicated:

(dollars in thousands)	2007	2006	2005	2004	2003

Repurchase agreements
Balance at end of period	$ -	$ -	$ -	$ 6,663	$ 6,380
Maximum Balance	-	-	6,796	7,452	7,913
Average Balance	-	-	2,042	6,741	6,424
Interest	-	-	35	55	55
Average rate for the year	0.00%	0.00%	1.72%	0.82%	0.86%
Average rate at period end	0.00%	0.00%	0.00%	0.83%	0.86%
FHLB advances
Balance at end of period	$ 61,800	$ 32,200	$ -	$ -	$ -
Maximum Balance	61,800	64,800	-	-	-
Average Balance	15,582	17,144	-	-	-
Interest	801	896	-	-	-
Average rate for the year	5.14%	5.23%	0.00%	0.00%	0.00%
Average rate at period end	3.30%	5.31%	0.00%	0.00%	0.00%

See Note 8 to the consolidated financial statements for further information.

Off-Balance Sheet Items

As of December 31, 2007 and December 31, 2006, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk, except for the interest rate cap contracts and interest rate swap agreements described herein. See Note 6 to the consolidated financial statements for further information.

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

The interest rate cap contracts are considered to be a hedge against changes in the amount of future cash flows associated with our interest expense for our deposits. Accordingly, the interest rate cap contracts are recorded at fair value in our consolidated balance sheet and the related unrealized gains or losses on these contracts are recorded in shareholders’ equity as a component of other comprehensive income. These deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company amortized $61,000, $61,000 and $146,000 of the unrealized loss as an adjustment to interest expense in each of the years ended December 31, 2007, 2006, and 2005, respectively. Over the twelve months ending December 31, 2008, the Company expects to amortize $25,000 of the unrealized loss as an adjustment to interest expense. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

At December 31, 2007, we had interest rate cap contracts on $14,000,000 notional amount of indebtedness. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively. Notional amount of $14,000,000 outstanding contracts will mature on June 2, 2008. No portion of the interest rate cap contracts was ineffective for the years ended December 31, 2007, 2006, and 2005; therefore, no gain or loss was recognized in earnings for these periods.

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

As of December 31, 2007, we had interest rate swap agreements on $145,630,000 notional amount of indebtedness. At December 31, 2007, the fair value of the swaps was a liability of $6,912,000 and is included with other liabilities on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the hedged item. In 2007, the ineffective portion of these derivatives was a gain of $17,000. No portion of the interest rate swap agreements was ineffective for the years ended December 31, 2006 and 2005; therefore, no gain or loss was recognized in earnings for these periods.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, we are able to estimate the potential impact of changing interest rates on future earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e., deposits and borrowings) positions and characteristics as the beginning base. The forecast balance sheet is processed against multiple interest rate scenarios. The scenarios include a 100, 200, and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200, and 300 basis point falling rate forecast which take place within a one year time frame. The latest simulation forecast used December 31, 2007 balances. As of the date of this report, the basic structure of the balance sheet has not changed materially from the simulation as of the year-end.

The following table shows the estimated impact on net interest income over the next twelve months that would result from an instantaneous shift in various interest rates as compared to a flat rate environment:

(dollars in thousands)	Estimated Change in
Change in Interest Rates	Net Interest Income

+ 300 basis points	$ 3,862
+ 200 basis points	2,633
+ 100 basis points	1,308
- 100 basis points	(541)
- 200 basis points	(392)
- 300 basis points	371

The simulations of earnings do not incorporate any management actions which might moderate the negative consequences of interest rate deviations. Therefore, in Management’s view, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. Our risk profile has not changed materially from that at year-end 2007.

The Company believes it has adequate capital to absorb any potential losses as described above as a result of a decrease in interest rates. Periods of more than one year are not estimated because it is believed that steps can be taken to mitigate the adverse effects of such interest rate changes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of San Joaquin Bancorp

We have audited the consolidated balance sheet of San Joaquin Bancorp and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Joaquin Bancorp and its subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ BROWN ARMSTRONG PAULDEN McCOWN STARBUCK THORNBURGH & KEETER ACCOUNTANCY CORPORATION

Bakersfield, California February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of San Joaquin Bancorp

We have audited San Joaquin Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). San Joaquin Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report from management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, San Joaquin Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of San Joaquin Bancorp, and our report dated February 27, 2008 expressed an unqualified opinion.

/s/ BROWN ARMSTRONG PAULDEN McCOWN STARBUCK THORNBURGH & KEETER ACCOUNTANCY CORPORATION

Bakersfield, California
February 27, 2008

San Joaquin Bancorp and Subsidiaries
Consolidated Balance Sheet

	December 31
	2007	2006

ASSETS
Cash and due from banks	$ 26,209,000	$ 31,869,000
Interest-bearing deposits in banks	719,000	1,660,000
Federal funds sold	-	4,250,000

Total cash and cash equivalents	26,928,000	37,779,000
Investment securities:
Held-to-maturity (market value of $106,059,000 and
$138,315,000 at December 31, 2007 and December 31, 2006, respectively)	106,858,000	140,822,000
Available-for-sale	6,433,000	7,072,000

Total Investment Securities	113,291,000	147,894,000
Loans, net of unearned income	698,458,000	536,408,000
Allowance for loan losses	(9,268,000)	(8,409,000)

Net Loans	689,190,000	527,999,000
Premises and equipment	10,143,000	7,622,000
Investment in real estate	577,000	643,000
Interest receivable and other assets	28,599,000	26,993,000

TOTAL ASSETS	$ 868,728,000	$ 748,930,000

LIABILITIES
Deposits:
Noninterest-bearing	$ 158,461,000	$ 189,792,000
Interest-bearing	557,612,000	452,862,000

Total Deposits	716,073,000	642,654,000
Short-term borrowings	61,800,000	32,200,000
Long-term debt and other borrowings	17,087,000	17,098,000
Accrued interest payable and other liabilities	18,340,000	11,112,000

Total Liabilities	813,300,000	703,064,000

SHAREHOLDERS' EQUITY
Common stock, no par value - 20,000,000 shares authorized;
3,536,322 and 3,486,222 issued and outstanding
at December 31, 2007 and December 31, 2006, respectively	10,905,000	10,368,000
Additional paid-in capital	424,000	145,000
Retained earnings	45,452,000	36,986,000
Accumulated other comprehensive income (loss)	(1,353,000)	(1,633,000)

Total Shareholders' Equity	55,428,000	45,866,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 868,728,000	$ 748,930,000

The accompanying notes are an integral part of these consolidated financial statements.

San Joaquin Bancorp and Subsidiaries
Consolidated Statement of Income

	Year to date December 31

	2007	2006	2005

INTEREST INCOME
Loans (including fees)	$ 49,910,000	$ 39,615,000	$ 26,212,000
Investment securities	5,584,000	6,456,000	5,337,000
Fed funds & other interest-bearing balances	163,000	457,000	720,000

Total Interest Income	55,657,000	46,528,000	32,269,000

INTEREST EXPENSE
Deposits	23,281,000	16,190,000	8,631,000
Short-term borrowings	805,000	905,000	37,000
Long-term borrowings	1,226,000	733,000	378,000

Total Interest Expense	25,312,000	17,828,000	9,046,000

Net Interest Income	30,345,000	28,700,000	23,223,000
Provision for loan losses	900,000	1,730,000	1,200,000

Net Interest Income After Loan Loss Provision	29,445,000	26,970,000	22,023,000

NONINTEREST INCOME
Service charges & fees on deposits	907,000	787,000	887,000
Other customer service fees	1,168,000	1,322,000	1,151,000
Other	1,053,000	966,000	673,000

Total Noninterest Income	3,128,000	3,075,000	2,711,000

NONINTEREST EXPENSE
Salaries and employee benefits	10,023,000	9,494,000	7,907,000
Occupancy	1,026,000	942,000	895,000
Furniture & equipment	1,062,000	1,029,000	1,025,000
Promotional	605,000	568,000	667,000
Professional	1,361,000	1,227,000	934,000
Other	2,145,000	1,945,000	1,940,000

Total Noninterest Expense	16,222,000	15,205,000	13,368,000

Income Before Taxes	16,351,000	14,840,000	11,366,000
Income Taxes	6,933,000	6,366,000	4,742,000

NET INCOME	$ 9,418,000	$ 8,474,000	$ 6,624,000

Basic Earnings per Share	$ 2.67	$ 2.44	$ 1.94

Diluted Earnings per Share	$ 2.54	$ 2.29	$ 1.81

The accompanying notes are an integral part of these consolidated financial statements.

San Joaquin Bancorp and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance, December 31, 2004	3,396,134	9,784,000	-	(152,000)	23,478,000	33,110,000

Net income	-	-	-	-	6,624,000	6,624,000
Other comprehensive income (loss),
net of tax	-	-	-	27,000	-	27,000
Stock options exercised	39,762	186,000	-	-	-	186,000
Cash dividends	-	-	-	-	(755,000)	(755,000)

Balance December 31, 2005	3,435,896	$ 9,970,000	-	$ (125,000)	$ 29,347,000	39,192,000

Net income	-	-	-	-	8,474,000	8,474,000
Other comprehensive income (loss),
net of tax	-	-	-	(1,508,000)	-	(1,508,000)
Stock options exercised	50,316	398,000	-	-	-	398,000
Stock-based compensation	-	-	145,000	-	-	145,000
Stock issued in connection with
corporate reorganization	10	-	-	-	-	-
Cash dividends	-	-	-	-	(835,000)	(835,000)

Balance December 31, 2006	3,486,222	$ 10,368,000	$ 145,000	$ (1,633,000)	$ 36,986,000	$ 45,866,000

Net income	-	-	-	-	9,418,000	9,418,000
Other comprehensive income (loss),
net of tax	-	-	-	280,000	-	280,000
Stock options exercised	50,100	537,000	(21,000)	-	-	516,000
Excess tax benefit from stock-			10,000			10,000
based compensation
Stock-based compensation	-	-	290,000	-	-	290,000
Cash dividends	-	-	-	-	(952,000)	(952,000)

Balance December 31, 2007	3,536,322	$ 10,905,000	$ 424,000	$ (1,353,000)	$ 45,452,000	$ 55,428,000

The accompanying notes are an integral part of these consolidated financial statements.

San Joaquin Bancorp and Subsidiaries
Consolidated Statement of Cash Flows

	Year to Date December 31

	2007	2006	2005

Cash Flows From Operating Activities:
Net Income	$ 9,418,000	$ 8,474,000	$ 6,624,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for possible loan losses	900,000	1,730,000	1,200,000
Depreciation and amortization	906,000	894,000	939,000
Stock-based compensation expense	290,000	145,000	-
Excess tax benefit from stock-based compensation	(10,000)	-	-
Net gain on sale of assets	(18,000)	(17,000)	(11,000)
Deferred income taxes	(861,000)	(841,000)	(549,000)
Amortization of investment securities' premiums
and discounts	20,000	(17,000)	167,000
Increase in interest receivable and other assets	(703,000)	(3,510,000)	(3,025,000)
Increase in accrued interest payable and other liabilities	13,610,000	3,989,000	1,219,000

Total adjustments	14,134,000	2,373,000	(60,000)

Net Cash Provided by Operating Activities	23,552,000	10,847,000	6,564,000

Cash Flows From Investing Activities:
Proceeds from maturing and called investment securities	34,583,000	39,150,000	62,065,000
Purchases of investment securities	-	(16,966,000)	(106,927,000)
Net increase in loans made to customers	(168,225,000)	(130,128,000)	(82,106,000)
Net additions to premises and equipment	(3,343,000)	(755,000)	(877,000)

Net Cash Applied to Investing Activities	(136,985,000)	(108,699,000)	(127,845,000)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	36,655,000	41,375,000	126,921,000
Net increase (decrease) in certificates of deposit	36,764,000	25,746,000	5,636,000
Net increase (decrease) in short-term borrowings	29,600,000	32,200,000	(8,663,000)
Payments on long-term debt and other borrowings	(11,000)	(9,000)	(8,000)
Proceeds from long term debt and other borrowings	-	10,310,000	-
Cash dividends paid	(952,000)	(834,000)	(755,000)
Tax benefit from stock-based compensation	10,000	-	-
Proceeds from issuance of common stock	516,000	398,000	186,000

Net Cash Provided by Financing Activities	102,582,000	109,186,000	123,317,000

Net Increase (Decrease) in Cash and Cash Equivalents	(10,851,000)	11,334,000	2,036,000
Cash and Cash Equivalents, at Beginning of Period	37,779,000	26,445,000	24,409,000

Cash and Cash Equivalents, at End of Period	$ 26,928,000	$ 37,779,000	$ 26,445,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$ 23,087,000	$ 15,897,000	$ 8,485,000

Income taxes	$ 5,706,000	$ 7,525,000	$ 5,622,000

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

Cash and cash equivalents

Cash and cash equivalents from banks include cash on hand, balances with the Federal Reserve Bank, balances due from other banks, and federal funds sold readily convertible to known amounts of cash and are generally 90 days or less from maturity at the time of purchase, presenting insignificant risk of changes in value due to interest rate changes. The Company is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Company’s average daily deposit balances. At December 31, 2007, the Company had required balances and compensating balances with the Federal Reserve of $2,433,000.

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

Management also evaluates the liability for off-balance sheet exposure from unfunded commitments and standby letters of credit in accordance with SFAS No. 5. SFAS No. 5 states that if a loss contingency exists, the likelihood that the future event or events will confirm the loss or impairment of an asset can range from remote to probable. Recognition of a liability is required only if a loss is probable and can reasonably be estimated. The liability for unfunded commitments and standby letters of credit is presented as part of other liabilities in the balance sheet. The liability for unfunded commitments and standby letters of credit was $0 at December 31, 2007 and 2006.

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

Advertising costs

The Company expenses advertising costs as they are incurred. Advertising expense was $260,000, $254,000, and $281,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Federal Home Loan Bank and Federal Reserve Bank stock

As a member of the Federal Home Loan Bank (FHLB), the Company is required to maintain an investment in capital stock of the FHLB. In addition, as a member of the Federal Reserve Bank (FRB), the Company is required to maintain an investment in capital stock of the FRB. The investments in both the FHLB and the FRB are carried at cost in the accompanying Consolidated

Balance Sheet under Interest receivable and other assets and are subject to certain redemption requirements by the FHLB and FRB.

Common stock

The Company has authorized 20,000,000 shares of common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or dates, conversion prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. The Company has also authorized 5,000,000 shares of preferred stock. However, no preferred stock was issued and outstanding at December 31, 2007 and 2006.

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

A summary of the pro forma effects to reported net income and earnings per share, as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, for the years ended December 31, 2005:

Twelve Months Ended December 31, 2005
Net Income, as reported	$ 6,624,000

Add: Stock-based employee compensation
expense included in reported net income
net of related tax effects	-

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects	(1,153,000)

Pro Forma Net Income	$ 5,471,000

Earnings per Share:
Basic -- as reported	$ 1.94
Basic -- pro forma	$ 1.60

Diluted -- as reported	$ 1.81
Diluted -- pro forma	$ 1.50

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Hybrid financial instruments are single financial instruments that contain an embedded derivative. Under SFAS No. 155, entities can elect to record certain hybrid financial instruments at fair value as individual financial instruments. Prior to this amendment, certain hybrid financial instruments were required to be separated into two instruments — a derivative and host — and generally only the derivative was recorded at fair value. SFAS No. 155 also requires that beneficial interests in securitized assets be evaluated for either freestanding or embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not have any instruments that meet the criteria covered by this pronouncement as of the end of the current period reported.

In March 2006, FASB SFAS No. 156, Accounting for Servicing of Financial Assets—An Amendment of SFAS No. 140, was issued. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS No. 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value. The provisions of SFAS No. 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not have any instruments that meet the criteria covered by this pronouncement as of the end of the current period reported.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which the Interpretation is adopted. The Company adopted the new interpretation in 2007. Based upon an evaluation using the criteria covered in the interpretation, adoption had no material impact on the financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an Amendment of SFAS No. 115. This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. Management is currently evaluating the effects of adopting SFAS No. 159 on its consolidated financial statements.

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

NOTE 2 - INVESTMENT SECURITIES

At December 31, 2007, the investment securities portfolio was comprised of securities classified by the Company as held-to-maturity and as available-for-sale, in accordance with SFAS No. 115. The Company has the ability and intent to hold the held-to-maturity securities in its investment portfolio to maturity. Therefore, the resulting investment securities classified as held-to-maturity are being carried at amortized cost. The available-for-sale securities are carried at fair value at December 31, 2007 with unrealized gains or losses included as a component of other comprehensive income recorded in shareholders’ equity. The amortized cost and estimated market value of total investment securities at December 31, 2007 and 2006 are as follows:

		Gross Unrealized	Gross Unrealized
December 31, 2007	Amortized Cost	Gains	Losses	Market Value

Held-to-Maturity Securities:
U.S. Treasury securities	$ 3,999,000	$ 40,000	$ -	$ 4,039,000
Securities of U.S. government
agencies and corporations	61,095,000	95,000	(197,000)	60,993,000
Obligations of states and
political subdivisions	-	-	-	-
Mortgage-backed securities	41,764,000	-	(737,000)	41,027,000
Other securities	-	-	-	-

Total Held-to-Maturity Securities	$ 106,858,000	$ 135,000	$ (934,000)	$ 106,059,000

Available-for-Sale Securities:
U.S. Treasury securities	$ -	$ -	$ -	$ -
Securities of U.S. government
agencies and corporations	-	-	-	-
Obligations of states and
political subdivisions	4,009,000	4,000	(21,000)	3,992,000
Mortgage-backed securities	-	-	-	-
Other securities	2,500,000	-	(59,000)	2,441,000

Total Available-for-Sale Securities	$ 6,509,000	$ 4,000	$ (80,000)	$ 6,433,000

Total Investment Securities	$ 113,367,000	$ 139,000	$ (1,014,000)	$ 112,492,000

		Gross Unrealized	Gross Unrealized
December 31, 2006	Amortized Cost	Gains	Losses	Market Value

Held-to-Maturity Securities:
U.S. Treasury securities	$ 16,983,000	$ 5,000	$ (74,000)	$ 16,914,000
Securities of U.S. government
agencies and corporations	72,755,000	4,000	(979,000)	71,780,000
Obligations of states and
political subdivisions	-	-	-	-
Mortgage-backed securities	51,084,000	-	(1,463,000)	49,621,000
Other securities	-	-	-	-

Total Held-to-Maturity Securities	$ 140,822,000	$ 9,000	$ (2,516,000)	$ 138,315,000

Available-for-Sale Securities:
U.S. Treasury securities	$ -	$ -	$ -	$ -
Securities of U.S. government
agencies and corporations	-	-	-	-
Obligations of states and
political subdivisions	4,646,000	18,000	(15,000)	4,649,000
Mortgage-backed securities	-	-	-	-
Other securities	2,500,000	-	(77,000)	2,423,000

Total Available-for-Sale Securities	$ 7,146,000	$ 18,000	$ (92,000)	$ 7,072,000

Total Investment Securities	$ 147,968,000	$ 27,000	$ (2,608,000)	$ 145,387,000

As of December 31, 2007, securities carried at $105,920,000 were pledged to secure public deposits, other deposits, and short-term funding needs as compared to $121,427,000 at December 31, 2006.

The book value and market value of securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Unrealized Gain
	Amortized Cost	(Loss)	Market Value

Held-to-Maturity Securities:
Due in one year or less	$ 46,983,000	$ 41,000	$ 47,024,000
Due after one year through five years	17,176,000	21,000	17,197,000
Due after five years through ten years	7,384,000	(233,000)	7,151,000
Due after ten years	35,315,000	(628,000)	34,687,000

Total Held-to-Maturity Securities	$ 106,858,000	$ (799,000)	$ 106,059,000

Available-for-Sale Securities:
Due in one year or less	$ -	$ -	$ -
Due after one year through five years	1,211,000	(5,000)	1,206,000
Due after five years through ten years	216,000	(1,000)	215,000
Due after ten years	2,582,000	(11,000)	2,571,000
No stated maturity	2,500,000	(59,000)	2,441,000

Total Available-for-Sale Securities	$ 6,509,000	$ (76,000)	$ 6,433,000

Total Investment Securities	$ 113,367,000	$ (875,000)	$ 112,492,000

Substantially all of the held-to-maturity securities set forth in the preceding table are investment-grade debt securities which have experienced a decline in fair value due to changes in market interest rates, not in estimated cash flows. Since the Company has the intent and ability to retain its investment in these securities for a period of time to allow for any anticipated recovery in market value, no other than temporary impairment was recorded on these securities during 2007 or 2006.

In March 2006, certain securities were transferred from held-to-maturity to available-for-sale. At the time of transfer, these securities had a carrying value of $2,834,000 and a net unrealized loss of $21,000. The transfer of the securities to the available-for sale category was based upon a change in the Company's intent with respect to holding the securities to maturity.

NOTE 3 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

Loans by major category consist of the following as of December 31:

	2007	2006

Commercial and industrial loans	$ 76,312,000	$ 63,753,000
Real estate loans	597,152,000	451,608,000
Consumer loans	3,815,000	1,535,000
Loans to finance agricultural production	19,097,000	20,864,000
All other loans	3,692,000	1,000

	700,068,000	537,761,000
Less: Allowance for possible loan losses	9,268,000	8,409,000
Less: Deferred loan fees	1,610,000	1,353,000

Net Loans	$ 689,190,000	$ 527,999,000

At December 31, 2007 and 2006, loans included fair value adjustments of $6,930,000 and $796,000, respectively, for loans hedged in accordance with SFAS No. 133. See Note 6.

Changes in the allowance for possible loan losses are as follows:

	Year to Date December 31

	2007	2006	2005

Beginning Balance	$ 8,409,000	$ 7,003,000	$ 5,487,000
Provision charged to expense	900,000	1,730,000	1,200,000
Loans charged off	(63,000)	(514,000)	(860,000)
Recoveries	22,000	190,000	298,000

Ending Balance	$ 9,268,000	$ 8,409,000	$ 7,003,000

(*) Allowance for off-balance sheet risks is presented as part of the accrued interest and other liabilities in the balance sheet.

At December 31, 2007 and 2006, the Company had loans amounting to approximately $7,754,000 and $3,045,000, respectively, that were specifically classified as loans that when based on current information and events, it is possible that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Of these loans, $6,139,000 and $457,000, respectively, are secured by real estate, including $270,000 and $0, respectively, of SBA loans guaranteed by the U.S. Government. Total reserves allocated to classified loans were $1,873,000 for 2007 and $1,059,000 for 2006.

At December 31, the recorded investment in loans that were considered impaired under SFAS No. 114 was $0 in 2007 and 2006. As such, there were no reserves allocated to impaired loans at these dates.

There are no commitments to lend additional funds to the borrowers of impaired or non-accrual loans at December 31, 2007.

Concentrations of Credit risk

Most of the Company's business is with customers located within the County of Kern, California. The loan portfolio is well diversified, although the Company has significant credit arrangements that are secured by real estate collateral. The Company makes real estate loans for both development and long-term financing. The Company's real estate loan portfolio was as follows at December 31:

	2007	2006

Construction and land development	$ 215,431,000	$ 177,493,000
Secured by residential properties	30,508,000	19,950,000
Secured by farmland	75,111,000	54,974,000
Secured by commercial properties	276,102,000	199,191,000

	$ 597,152,000	$ 451,608,000

In addition to real estate loans outstanding, the Company had loan commitments and standby letters of credit related to real estate loans of $108,525,000 and $102,994,000 at December 31, 2007 and 2006, respectively.

The Company extends credit to a number of borrowers that may be engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2007 and 2006, there were extensions of credits to churches totaling approximately $70,493,000 and $77,920,000, respectively.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2007	2006

Cost:
Land	$ 3,210,000	$ 909,000
Building	6,150,000	5,927,000
Leasehold improvements - building	799,000	837,000
Furniture and equipment	4,023,000	4,169,000
Construction in process	355,000	190,000

Total Cost	14,537,000	12,032,000
Less: Accumulated depreciation and amortization	4,394,000	4,410,000

Total Premises and Equipment	$ 10,143,000	$ 7,622,000

Depreciation and amortization expense for premises and equipment amounted to $906,000, $894,000, and $939,000 in 2007, 2006, and 2005, respectively.

One of the Company's branch office locations is subject to a non-cancelable operating lease agreement expiring in 2016 with renewal option periods extending through 2026. At December 31, 2007, minimum rental commitments for non-cancelable operating leases are as follows:

Year Ending	Minimum
December 31	Payments
2008	$ 82,000
2009	82,000
2010	82,000
2011	82,000
2012	82,000
Thereafter	259,000

Total Minimum Payments	$ 669,000

Minimum payments do not include rental payments that would be due if the Company were to renew the leases when they expire. Management does not expect to renew both leases when they expire. Rent expense for the years ended December 31, 2007, 2006, and 2005 amounted to $127,000, $126,000, and $139,000, respectively.

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

The investment in other real estate owned was originally recorded at the outstanding loan amount in addition to the balance of the note payable assumed by the Company as noted above, and consists of the following at December 31:

	2007	2006

Cost:
Building & improvements	$ 1,430,000	$ 1,430,000
Land	49,000	49,000

Total Cost	1,479,000	1,479,000
Less: Accumulated depreciation	902,000	836,000

Total Investment in Real Estate	$ 577,000	$ 643,000

Depreciation expense for the investment in real estate was $66,000, $67,000, and $60,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The carrying value is not considered to be impaired. The Company accounts for this property as an investment in real estate to be held and used, as the Company applied for and was granted an exemption by the FDIC from the regulatory requirement to divest of real estate owned within specified time periods.

On August 22, 2007, Farmersville Village Grove Associates (“Seller”) and Pacific West Communities, Inc. (“Buyer”) entered into a purchase agreement for the sale of the project.

The sale price is $1,675,000 and is subject to the following terms: All cash including deposit, and subject to and contingent upon the assumption of an existing note secured by a first deed of trust in favor of the United States Department of Agriculture (USDA) in the anticipated approximate amount of $775,000, authorization of a tax-exempt bond sale by the California Debt Limit Allocation Committee and receipt of an allocation of federal tax credits by the California Tax Credit Allocation Committee. Under this structure, it is anticipated that Seller will net approximately $900,000 in cash subject to certain prorations and adjustments. This sale is further contingent upon buyer’s inspection of the property and inspection of compliance and property management records and accounting documents.

Escrow is expected to close in the first half of 2009.

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

Each type of derivative instrument utilized is explained in more detail below.

Cash Flow Hedges

The Company entered into two interest rate cap contracts with a third party for non-trading purposes, to manage the risk that changes in interest rates will affect the amount of interest expense of our deposits. The interest rate cap contracts qualify as derivative financial instruments as an end user to hedge the interest rate exposure of existing assets and liabilities. Interest rate caps are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap rate. Such instruments are typically linked to long-term debt, short-term borrowings and pools of similar residential mortgages. Interest rate cap contracts are accounted for on an accrual basis with revenue or expenses recognized as adjustments to income or expense on the underlying linked assets or liabilities. These contracts are recorded at fair market value and the related unrealized gains or losses on these contracts are deferred as a component of other comprehensive income recorded in shareholders’ equity. These deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. Over the 12 months ending December 31, 2008, the Company expects to amortize $25,000 of the unrealized loss as an adjustment to interest expense. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

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

At December 31, 2007, we had interest rate cap contracts on $14,000,000 notional amount of indebtedness. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively. Notional amount of $14,000,000 outstanding contracts will mature on June 2, 2008. No portion of the interest rate cap contracts was ineffective for the years ended December 31, 2007, 2006, and 2005; therefore, no gain or loss was recognized in earnings for these periods.

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

Short-Cut Method:

o	The Company uses the “short-cut” method of accounting for the majority of swap agreements. These hedges are considered perfectly effective against changes in the fair value of the loan due to changes in the benchmark interest rate over its term. Accordingly, the hedges are recorded at fair value on the balance sheet and any changes in fair value of the swap are recognized currently in earnings and the offsetting gain or loss on the hedged assets attributable to the hedged risk is recognized currently in earnings.

Long-Haul Method:

o	A portion of swap agreements are accounted for under the “long-haul” method of accounting. Under this accounting method, the Company cannot assume zero ineffectiveness between the swap and the loan. The Company uses the “long-haul” method where the swap agreements contain provisions that prohibit the use of the “short-cut” method. Under the “long-haul” method, the hedge ineffectiveness of the swap is measured as the difference in the present value of future cash flows of the actual swap from the current period end to maturity of the swap and the present value of the future cash flows of a hypothetical swap from the current period end to maturity of the hypothetical swap instrument. The hypothetical swap instrument perfectly mirrors the underlying hedged loan. The hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Under this method, an assessment of effectiveness must be performed whenever financial statements or earnings are reported and at least quarterly. Based on the assessment, any ineffectiveness is recognized as income or expense in the current reporting period.

As of December 31, 2007, we had interest rate swap agreements on $145,630,000 notional amount of indebtedness. At December 31, 2007, the fair value of the swaps was a liability of $6,912,000 and is included with other liabilities on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the hedged item. The ineffective portion of these derivatives recognized in earnings was a gain of $17,000 in 2007 and $0 in 2006 and 2005.

NOTE 7 - DEPOSITS

Deposits include the following:

	2007	2006

Noninterest-bearing	$ 158,461,000	$ 189,792,000

NOW	21,715,000	25,773,000
Money market	253,183,000	255,126,000
Savings	193,119,000	119,132,000
Time deposits & IRAs of $100,000 or more	76,219,000	44,581,000
Other time deposits & IRAs	13,376,000	8,250,000

Total Interest-Bearing Deposits	557,612,000	452,862,000

Total Deposits	$ 716,073,000	$ 642,654,000

At December 31, 2007, the scheduled maturities of time certificates of deposit are as follows:

2008	$ 87,546,000
2009	1,972,000
2010	77,000

$ 89,595,000

The Company may occasionally obtain brokered deposits as an additional source of funding. At December 31, 2007 and 2006, the Company held brokered time deposits totaling $12,992,000 and $11,498,000. Of these balances, $7,538,000 are included in time deposits of less than $100,000 and have a remaining maturity of 1 year or less. $454,000 are included in time deposits of $100,000 or less and have a remaining maturity of more than one year. The remaining $5,000,000 are included in time deposits of $100,000 or more and have a remaining maturity of 1 year or less.

NOTE 8 - SHORT TERM BORROWINGS

The Company had collateralized and uncollateralized federal fund lines of credit with other correspondent banks aggregating $40,000,000, and Federal Home Loan Bank (“FHLB”) lines of credit totaling $98,150,000 at December 31, 2007. At December 31, 2007 and 2006, the Company had advances on its lines of credit in the amount of $61,800,000 and $32,200,000, respectively. These lines of credit generally have interest rates indexed to the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. FHLB advances are collateralized by investment securities and loans. As of December 31, 2007, $21,428,000 in investment securities and $141,317,000 in loans were pledged as collateral for FHLB advances. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

NOTE 9 - LONG-TERM DEBT AND OTHER BORROWINGS
Long-term debt consists of the following at December 31:
	2007	2006

Mortgage note payable, 9% stated rate - matures 2030	$ 777,000	$ 788,000
Subordinated note, 3 month LIBOR + 2.7% floating rate - due 2019	6,000,000	6,000,000
Junior subordinated note, 3 month LIBOR + 1.6% floating rate - due 2036	10,000,000	10,000,000
Junior subordinated note, 3 month LIBOR + 1.6% floating rate - due 2036	310,000	310,000

Total Long-Term Debt	$ 17,087,000	$ 17,098,000

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

Estimated future maturities of long-term debt at December 31, 2007 are as follows:

Years Ending
December 31
2008	11,000
2009	12,000
2010	13,000
2011	14,000
2012	16,000
Thereafter	17,021,000

$ 17,087,000

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

The following is a summary of commitments to extend credit and standby letters of credit at December 31:

	2007	2006

Commitments to extend credit	$ 223,307,000	$ 291,717,000
Standby letters of credit	$ 11,632,000	$ 10,537,000

NOTE 12 - STOCK BASED COMPENSATION PLANS

The Bank has two stock option plans pursuant to which common stock of the Company may be acquired. The Company adopted the plans to retain and motivate key employees and enhance shareholder value by aligning the financial interests of those employees with those of shareholders.

On May 1, 1989, the Board of Directors of the Bank adopted and approved the San Joaquin Bank Stock Option Plan dated May 1, 1989. The plan was approved by the shareholders on April 18, 1989. Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and each option is exercisable in specified increments up to 10 years from the date of grant. A total of 463,000 new shares of the Bank’s common stock were originally available for grant under the 1989 Plan. As of December 31, 2007, there were options outstanding under the 1989 Plan to purchase an aggregate of 47,550 shares of the Company’s common stock. The plan terminated on May 1, 1999. Accordingly, no new options can be granted under this plan.

On February 20, 1999, the Bank's Board of Directors adopted and approved the San Joaquin Bank 1999 Stock Incentive Plan. The plan was approved by shareholders on May 25, 1999 and became effective on June 1, 1999. This Plan terminates on May 31, 2009. A total of 600,000 new shares of the Bancorp’s common stock were initially available for grant under the 1999 Plan. If an option granted under the 1999 Plan expires, is cancelled, forfeited or terminates without having been fully exercised, the unpurchased shares which were subject to that option again become available for the grant of additional options under the 1999

Plan. As of December 31, 2007, 449,580 options have been granted under the 1999 Plan, 32,000 have been exercised, 390,980 are currently outstanding, and 177,020 shares remain available for issuance under the 1999 Plan.

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

	2007	2006	2005

Expected Volatility	7.9% - 17.3%	13.2% - 20.0%	24.9% - 30.0%
Weighted-Average Volatility	15.7%	18.7%	29.1%
Expected Dividends	0.66%	0.66%	0.89%
Expected Term (In years)	4.9 - 8.6	5.0 - 8.5	5.0 - 8.5
Risk-Free Rate	4.52% - 4.83%	4.58% - 5.15%	3.71% - 4.45%

A summary of option activity, as of December 31, 2007, and changes during the year is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at January 1, 2007	439,165	$ 17.63
Granted	53,115	39.27
Exercised	50,100	10.30
Forfeited or Expired	3,650	36.08

Outstanding at December 31, 2007	438,530	20.93	4.70	$ 3,455,000

Exercisable at December 31, 2007	335,523	16.19	3.73	$ 3,435,000

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006, and 2005, was $11.28, $11.05, and $8.89, respectively. During 2007, 2006 and 2005, the Company awarded stock options with an aggregate fair value of $599,000, $645,000, and $578,000, respectively. The fair value of stock options that vested in 2007, 2006, and 2005 was $206,000, $49,000, and $1,317,000, respectively. The Compensation cost that has been charged against income was $290,000 for 2007, $145,000 for 2006, and $0 in 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $59,000 in 2007, $28,000 in 2006 and $0 in 2005. The total remaining unearned compensation related to all share-based compensation at December 31, 2007 was $877,000 and will be amortized over a weighted average remaining service period of 1.91 years.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $1,410,000, $1,395,000, and $867,000, respectively. Cash received from the exercise of stock options was $516,000 $398,000, and $187,000 for 2007, 2006, and 2005, respectively. The Company realized a tax benefit from options exercised in 2007, 2006, and 2005 of $139,000, $82,000, and $0, respectively.

NOTE 13 - INCOME TAXES

The provision for income taxes consists of the following:

	2007	2006	2005

Current:
Federal	$ 5,775,000	$ 5,350,000	$ 3,935,000
State	2,029,000	1,773,000	1,399,000

	7,804,000	7,123,000	5,334,000

Deferred:
Federal	(692,000)	(569,000)	(466,000)
State	(179,000)	(188,000)	(126,000)

	(871,000)	(757,000)	(592,000)

Total Provision For Income Taxes	$ 6,933,000	$ 6,366,000	$ 4,742,000

The components of the net deferred tax asset (included in other assets) were as follows:

	2007	2006

Deferred Tax Assets:
Allowance for loan losses	$ 2,172,000	$ 2,173,000
Unrecognized interest on nonaccrual loans	374,000	173,000
Accumulated depreciation	191,000	131,000
Post retirement benefits	3,814,000	3,552,000
Directors' deferred compensation plan	125,000	103,000
Unrealized loss on securities and other financial instruments	46,000	73,000
Stock options - NSOs	67,000	27,000
Other	76,000	-

Net Deferred Tax Assets	$ 6,865,000	$ 6,232,000

The applicable rate for current and future years is based on the average rate as compared to the effective tax rate for the current period. The Company believes that no valuation allowance is necessary due to the adequacy of future taxable income from reversals of temporary differences and taxable income exclusive of temporary differences.

A reconciliation of the Company's provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 35% at December 31, 2007, 2006, and 2005, respectively, to pretax income is as follows:

	2007	2006	2005

Tax computed at 35%, respectively	$ 5,723,000	$ 5,194,000	$ 3,978,000
Increases (decreases) in taxes resulting from:
State taxes, net of federal income tax benefit	1,152,000	1,046,000	834,000
Other, net	58,000	126,000	(70,000)

Total Provision For Income Taxes	$ 6,933,000	$ 6,366,000	$ 4,742,000

Effective Tax Rate	42.40%	42.90%	41.72%

In 1994, the California Tax Credit Allocation Committee (TCAC), in its role as administrator of the Federal and California low income housing tax credit program, granted approval to the Company for Federal low income housing tax credits in the amount of approximately $50,000 annually for each of the ten following years. Use of these credits was contingent on the Company performing certain capital improvements to a 48-unit senior apartment project owned by the Company (Note 5). The Company completed the capital improvements during 1994. As such, the Company began utilizing the credits beginning in 1994. The credits expired in 2003. Approximately $34,000 of the tax credit is subject to recapture if the project is disposed of before January 1, 2009.

NOTE 14 - OTHER COMPREHENSIVE INCOME

Comprehensive income for the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005

Net Income	$ 9,418,000	$ 8,474,000	$6,624,000
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) arising during the period on cash flow hedges	31,000	37,000	64,000
Unrealized holding gains (losses) arising during the period on securities	1,000	3,000	(37,000)
Unamortized post-retirement benefit obligation	248,000	(1,548,000)	-

Other Comprehensive Income (loss)	280,000	(1,508,000)	27,000

Comprehensive Income	$9,698,000	$6,966,000	$6,651,000

The components of other comprehensive income and other related tax effects were as follows:

			December 31, 2007

			Before Tax	Tax effect	Net Amount

Unrealized gains (losses) arising during the period on cash flow hedges			$ 57,000	$ (26,000)	$ 31,000
Unrealized gains (losses) arising during the period on securities			2,000	(1,000)	1,000
Unamortized post-retirement benefit obligation			459,000	(211,000)	248,000

Other Comprehensive Income (loss)			$ 518,000	$ (238,000)	$ 280,000

			December 31, 2006

			Before Tax	Tax effect	Net Amount

Unrealized gains (losses) arising during the period on cash flow hedges			$ 68,000	$ (31,000)	37,000
Unrealized gains (losses) arising during the period on securities			6,000	(3,000)	3,000
Unamortized post-retirement benefit obligation			(2,858,000)	1,310,000	(1,548,000)

Other Comprehensive Income (loss)			$ (2,784,000)	$ 1,276,000	(1,508,000)

			December 31, 2005

			Before Tax	Tax effect	Net Amount

Unrealized gains (losses) arising during the period on cash flow hedges			$ 118,000	$ (54,000)	64,000
Unrealized gains (losses) arising during the period on securities			(68,000)	31,000	(37,000)
Unamortized post-retirement benefit obligation			-	-	-

Other Comprehensive Income (loss)			$ 50,000	$ (23,000)	27,000

Cumulative other comprehensive income balances were:

	Unrealized gains (losses) arising during the period on cash flow hedges
		Unrealized gains (losses) arising during the period on securities
			Unamortized post- retirement benefit obligation

				Total

Balance at December 31, 2004	$ (146,000)	$ (6,000)	$ -	$ (152,000)
Current period change	64,000	(37,000)	-	27,000
Balance at December 31, 2005	(82,000)	(43,000)	-	(125,000)
Current period change	37,000	3,000	(1,548,000)	(1,508,000)
Balance at December 31, 2006	(45,000)	(40,000)	(1,548,000)	(1,633,000)
Current period change	31,000	1,000	248,000	280,000

Balance at December 31, 2007	$ (14,000)	$ (39,000)	$ (1,300,000)	$ (1,353,000)

NOTE 15 - BASIC AND DILUTED EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	2007	2006	2005

Basic Earnings per Share:
Net Income	$ 9,418,000	$ 8,474,000	$ 6,624,000
Weighted average common shares outstanding	3,528,000	3,476,000	3,421,000

Basic Earnings per Share	$ 2.67	$ 2.44	$ 1.94

Diluted Earnings per Share:
Net Income	$ 9,418,000	$ 8,474,000	$ 6,624,000
Weighted average common shares outstanding	3,528,000	3,476,000	3,421,000
Dilutive effect of outstanding options	175,000	228,000	229,000

Weighted average common shares outstanding - Diluted	3,703,000	3,704,000	3,650,000

Diluted Earnings per Share	$ 2.54	$ 2.29	$ 1.81

Earnings per share are based on the weighted average number of shares outstanding during the year.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the estimated fair values of financial instruments are disclosed as of December 31, 2007 and 2006. SFAS No. 107 defines fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

The following presents the carrying value and estimated fair value of the various classes of on-balance sheet financial instruments held by the Company at December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Assets
Cash and cash equivalents	$ 26,209,000	$ 26,209,000	$ 37,779,000	$ 37,779,000
Investment securities:	113,291,000	112,492,000	147,894,000	145,387,000
Loans, net	689,190,000	691,127,000	527,999,000	518,921,000
Interest rate cap agreements	-	-	2,000	2,000

Liabilities
Noninterest-bearing deposits	158,461,000	158,461,000	189,792,000	189,792,000
Interest-bearing transaction and savings accounts	468,016,000	468,016,000	400,031,000	400,031,000
Time deposits	89,595,000	89,607,000	52,831,000	52,810,000

Total deposits	716,072,000	716,084,000	642,654,000	642,633,000
Interest rate swap agreements	6,912,000	6,912,000	796,000	796,000
Short-term borrowings	61,800,000	61,800,000	32,200,000	32,200,000
Long-term borrowings	17,087,000	16,616,000	17,098,000	16,591,000

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

NOTE 17 - RELATED PARTY TRANSACTIONS

As part of its normal banking activities, the Company has extended credit to and received deposits from certain members of its Board of Directors and Executive Officers and companies in which directors have an interest. These related parties had outstanding deposits at the Company approximating $7,114,000 and $8,518,000; and outstanding loans of $11,394,000 and $4,607,000 at December 31, 2007 and 2006, respectively. In the opinion of management, all such extensions of credit and deposit relationships are on terms similar to transactions with non-affiliated parties and involve only normal credit risk with no undue exposure. Each loan has been approved by the Loan Committee of the Board of Directors. During 2007, loan disbursements to related parties amounted to $13,757,000 and repayments from such related parties amounted to $5,152,000, including interest payments.

NOTE 18 - RETIREMENT PLAN 401(k) profit sharing

The Company has a profit sharing plan covering substantially all employees. Under this plan, employees may contribute a percentage of their compensation up to the maximum allowable by law. The employer contributes 50% of the employees' contributions, not to exceed 2.5% of the participating employees' compensation, subject to IRS limitations. The Company also makes special discretionary contributions for non-officer employees. Eligible employees become vested in employer contributions subject to a five-year vesting schedule.

Total employer contributions to the plan that were charged to noninterest expense for the years ended December 31, 2007, 2006, and 2005 were $175,000, $184,000, and $135,000, respectively. The special discretionary contribution included in the 2007 total was $83,000.

Deferred compensation plan

During 1997, the Company implemented a Director Deferred Compensation Plan (DCP). This is a non-qualified plan for eligible directors. The total liability accrued in connection with the plan was $272,000 and $234,000 at December 31, 2007 and 2006, respectively.

Salary continuation plan

During 1997, the Company implemented a Salary Continuation Plan (SCP). This is a non-qualified plan in which the company agrees to pay key executives additional benefits in the future, usually at retirement, in return for satisfactory performance by the executive.

The Company established a Rabbi Trust and purchased Bank Owned Life Insurance policies (the “BOLI”) which are designed to mitigate the Company’s costs associated with the Continuation Agreements by taking advantage of favorable tax treatment associated with the anticipated appreciation in the cash surrender values of the BOLI. The Rabbi Trust is the owner and sole beneficiary of all of the BOLI, with none of the death proceeds shared with the Insureds. The Rabbi Trust is at all times entitled to an amount equal to the BOLI’s cash value, less any policy loans and unpaid interest or cash withdrawals previously incurred and any applicable surrender charges. The aggregate cash surrender values of the BOLI approximated $11,039,000 and $10,566,000, as of December 31, 2007 and 2006, respectively.

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

The following tables set forth the net periodic post-retirement benefit cost for the years ended December 31:

	Pension Benefits

	Pension Plans			Health Care Plans

	2007	2006	2005	2007	2006	2005

Service Cost	$ 384,000	$ 594,000	$ 559,000	$ -	$ -	$ -
Interest Cost	446,000	351,000	297,000	33,000	31,000	29,000
Expected Return on Plan Assets	-	-	-	-	-	-
Amortization of Net Obligation
at Transition	-	-	-	-	-	-
Amortization of Prior Service Costs	248,000	248,000	248,000	63,000	63,000	63,000
Recognized Net Actuarial (Gain)/Loss	85,000	-	6,000	-	-	-

Net Periodic Cost	$ 1,163,000	$ 1,193,000	$ 1,110,000	$ 96,000	$ 94,000	$ 92,000

The net periodic post-retirement benefit cost was determined using the following assumptions:
	Pension Benefits

	Pension Plans			Health Care Plans

	2007	2006	2005	2007	2006	2005

Discount Rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
Salary Scale	5.00%	5.00%	5.00%	N/A	N/A	N/A
Expected Return on Plan Assets	N/A	N/A	N/A	N/A	N/A	N/A

As permitted, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

The funded status of the plan at December 31 is as follows:

	Pension Benefits

	Pension Plans		Health Care Plans

	2007	2006	2007	2006

Change in Benefit Obligation:
Benefit Obligation, January 1	$ 7,220,000	$ 5,611,000	$ 528,000	$ 497,000

Service Cost	384,000	594,000	-	-
Interest Cost	446,000	351,000	33,000	31,000
Plan Amendments	-	-	-	-
Benefits Paid and Premiums Paid	(225,000)	-	-	-
Actuarial (Gain)/Loss	(64,000)	664,000	(10,000)	-

Benefit Obligation, December 31	$ 7,761,000	$ 7,220,000	$ 551,000	$ 528,000

Change in Plan Assets:
Plan Assets at Fair Value, January 1	$ -	$ -	$ -	$ -

Actual Return on Plan Assets	-	-	-	-
Company Contributions	225,000	-	-	-
Benefits Paid and Premiums Paid	(225,000)	-	-	-

Plan Assets at Fair Value, December 31	$ -	$ -	$ -	$ -

Funded Status	$ (7,761,000)	$ (7,220,000)	$ (551,000)	$ (528,000)
Unrecognized Net Transitional Obligation (Asset)	-	-	-	-
Unrecognized Prior Service Cost(1)	1,241,000	1,489,000	179,000	252,000
Unrecognized Net (Gain) Loss(1)	968,000	1,117,000	-	-

Net Amount Recognized	$ (5,552,000)	$ (4,614,000)	$ (372,000)	$ (276,000)

Amounts Recognized in the Statement of Financial Position:

Prepaid Benefit Cost	$ -	$ -	$ -	$ -
Accrued Benefit Liability	(7,761,000)	(7,220,000)	(551,000)	(528,000)
Intangible Asset	-	-	-	-
Accumulated Other Comprehensive (Income)/Loss	2,209,000	2,606,000	179,000	252,000

Net Amount Recognized	$ (5,552,000)	$ (4,614,000)	$ (372,000)	$ (276,000)

1.)	The unrecognized prior service cost and unrecognized net gain or loss of $1,241,000 and $968,000, respectively are now treated as
Other Comprehensive Loss under SFAS No.158.

The following table summarizes the unrecognized additional minimum liability and changes thereto included in accumulated other comprehensive income and additional information for aggregate defined benefit pension plans at December 31:

Pension Benefits

	Pension Plans		Health Care Plans

	2007	2006	2007	2006

Other Comprehensive (Income)/Loss Attributable to Change
in Additional Minimum Liability Recognition	$ 2,209,000	$ 2,606,000	$ 179,000	$ 252,000

Change in Additional Minimum Liability Recognition	$ (397,000)	$ 2,606,000	$ (73,000)	$ 252,000

Additional Information for Aggregated Defined
Benefit Pension Plans:

Projected Benefit Obligation	$ 7,761,000	$ 7,220,000	$ 551,000	$ 528,000
Accumulated Benefit Obligation	6,974,000	6,371,000	551,000	528,000
Plan Assets at Fair Value	-	-	-	-

The projected benefit obligation was determined using the following weighted-average assumptions:

	Pension Benefits

	Pension Plans		Health Care Plans

	2007	2006	2007	2006

Discount Rate	6.50%	6.25%	6.25%	6.25%
Expected Return on Plan Assets	N/A	N/A	N/A	N/A
Salary Scale	5.00%	5.00%	N/A	N/A

The following table sets forth the effects of net periodic benefit cost for the fiscal year beginning January 1, 2008:

	Pension Benefits

	Pension Plans			Health Care Plans

	2008			2008

Service Cost	$ 295,000			$ -

Interest Cost
Projected Benefit Obligation at Beginning of Period	$ 7,761,000		$ 551,000
Expected Distributions (Time Weighted)	(163,000)		(11,000)

Average Expected Projected Benefit Obligation	$ 7,598,000		$ 540,000
Discount Rate	6.50%		6.25%
Interest Cost		494,000		34,000

Amortization of Prior Service Costs		248,000		63,000

Amortization of Net Obligation at Transition		-		-

Amortization of Unrecognized (Gains)/Losses
Unrecognized (Gains)/Losses at 1/1/08	$ 968,000
Less: 10% of Projected Benefit Obligation	(776,100)

Amount to be Amortized	$ 191,900
Average Future Service (Years)	5.08
Amortized Cost		38,000		-

Net Periodic Pension Cost	$ 1,075,000			$ 97,000

The following table sets forth the estimated future benefits to be paid over the next 10 years under the defined benefit plan:

For the years ending December 31

2008	$ 316,000
2009	322,000
2010	338,000
2011	428,000
2012	437,000
2013-2017	3,675,000

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

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007, that the Company meets all capital adequacy requirements to which it is subject.

As of June 30, 2007, the most recent notification from the FDIC categorized the Company as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Company's category). To be categorized as well-capitalized, the Company must maintain minimum ratios as set forth in the table below. The following table also sets forth the Company's actual capital ratios at December 31:

			For Capital	To Be Categorized
	2007	2006	Adequacy Purposes	"Well Capitalized"

Tier 1 leverage ratio	8.05%	8.24%	4%	5%
Tier 1 capital to risk-weighted assets	8.49%	9.16%	4%	6%
Total risk-based capital ratio	10.43%	11.37%	8%	10%

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

NOTE 20 - SAN JOAQUIN BANCORP (Parent Company Only)

Balance Sheet

	December 31

	2007	2006

ASSETS
Cash and balances due from banks	$ 486,000	$ 164,000

Total Cash & Cash Equivalents	486,000	164,000

Investment in Subsidiaries	65,251,000	56,009,000
Interest receivable and other assets	1,000	7,000

TOTAL ASSETS	65,738,000	56,180,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Long-term debt	10,310,000	10,310,000
Accrued interest payable and other liabilities	-	4,000

Total Liabilities	10,310,000	10,314,000

Shareholders' Equity
Common stock	10,905,000	10,368,000
Additional paid-in capital - stock options	424,000	145,000
Retained earnings	45,452,000	36,986,000
Accumulated other comprehensive income	(1,353,000)	(1,633,000)

Total Equity Capital	55,428,000	45,866,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 65,738,000	$ 56,180,000

San Joaquin Bancorp (Parent Company Only) Continued

Income Statement

	Year to Date December 31

	2007	2006

INCOME
Dividends from subsidiaries	$ 22,000	$ 7,000

Total Income	22,000	7,000

EXPENSE
Interest on long-term debt	720,000	244,000
Professional expense	156,000	124,000
Other noninterest expense	30,000	11,000

Total Expense	906,000	379,000

Income (loss) Before Taxes	(884,000)	(372,000)
Applicable income taxes (benefit)	(309,000)	(130,000)

Net Income (loss) before equity in undistributed income of subsidiary	(575,000)	(242,000)

Equity in SJB Earnings	9,993,000	8,716,000

NET INCOME	$ 9,418,000	$ 8,474,000

San Joaquin Bancorp was formed in 2006; therefore, no information prior to that date is presented above.

Statement of Cash Flows

Year to Date December 31

	2007	2006

Cash Flows From Operating Activities:
Net Income	$ 9,418,000	$ 8,474,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries, less dividends	(8,662,000)	(8,716,000)
Net change in other assets	6,000	(7,000)
Net change in other liabilities	(4,000)	4,000

Total adjustments	(8,660,000)	(8,719,000)

Net Cash Provided by Operating Activities	758,000	(245,000)

Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	-	(10,010,000)

Net Cash Applied to Investing Activities	-	(10,010,000)

Cash Flows From Financing Activities:
Proceeds from advances from subsidiaries	-	10,310,000
Cash dividends paid	(952,000)
Proceeds from issuance of common stock	516,000	109,000

Net Cash Provided by Financing Activities	(436,000)	10,419,000

Net Increase in Cash and Cash Equivalents	322,000	164,000
Cash and cash equivalents, at beginning of period	164,000	-

Cash and Cash Equivalents, at End of Period	$ 486,000	$ 164,000

NOTE 21 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2007

(dollars in thousands, except per share data)	4th	3rd	2nd	1st

Total Interest Income	$ 14,519	$ 14,422	$ 13,719	$ 12,997
Total Interest Expense	6,751	6,542	6,267	5,752

Net Interest Income	7,768	7,880	7,452	7,245
Provision for loan losses	225	225	225	225

Net Interest Income After
Loan Loss Provision	7,543	7,655	7,227	7,020

Total Noninterest Income	784	739	865	740
Total Noninterest Expense	4,104	4,191	4,076	3,851

Income Before Taxes	4,223	4,203	4,016	3,909
Income Taxes	1,729	1,851	1,659	1,694

NET INCOME	$ 2,494	$ 2,352	$ 2,357	$ 2,215

Basic Earnings per Share	$ 0.71	$ 0.67	$ 0.67	$ 0.63

Diluted Earnings per Share	$ 0.68	$ 0.64	$ 0.63	$ 0.59

	2006

(dollars in thousands, except per share data)	4th	3rd	2nd	1st

Total Interest Income	$ 12,562	$ 12,190	$ 11,340	$ 10,436
Total Interest Expense	5,437	4,927	4,027	3,437

Net Interest Income	7,125	7,263	7,313	6,999
Provision for loan losses	600	600	300	230

Net Interest Income After
Loan Loss Provision	6,525	6,663	7,013	6,769

Total Noninterest Income	841	725	853	656
Total Noninterest Expense	4,013	3,841	3,748	3,603

Income Before Taxes	3,353	3,547	4,118	3,822
Income Taxes	1,589	1,625	1,536	1,616

NET INCOME	$ 1,764	$ 1,922	$ 2,582	$ 2,206

Basic Earnings per Share	$ 0.51	$ 0.55	$ 0.74	$ 0.64

Diluted Earnings per Share	$ 0.47	$ 0.52	$ 0.69	$ 0.60

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)–15(e) as of the end of the period covered by this report have concluded that the Company’s disclosure controls and procedures were adequate and effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities Exchange Commission.

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

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, management concluded that as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Federal Deposit Insurance Corporation and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and regulations during the year ended December 31, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Brown Armstrong Accountancy Corporation, an independent registered public accounting firm as stated in their report included in Item 8, which is incorporated herein by reference.

February 27, 2008

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Directors is incorporated by reference from the discussion under Proposal 1 of our 2008 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2008 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference from the discussion under the headings Committees of the Board-Nominating Committee and Nominating Directors in our 2008 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Committees of the Board-Audit Committee in our 2008 Proxy Statement.

The Company has adopted a Code of Ethics that applies to the Company’s executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. This Code of Ethics is filed as Exhibit 14.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION

Information about Director and executive compensation required by this item is incorporated by reference from the discussion under the headings Compensation of Directors, Executive Compensation and Board of Directors-Compensation Committee Interlocks and Insider Participation in our 2008 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the discussion under the headings Securities Ownership of Directors and Management and Equity Compensation Plan Information in our 2008 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Related Person Transactions in our 2008 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Board of Directors and Committees-Director Independence in our 2008 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2007 and 2006 is incorporated by reference from the discussion under the heading Audit Fees in Proposal 3, Ratification of Auditors, in our 2008 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is also incorporated by reference from the section captioned Audit Fees in Proposal 3 in our 2008 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements. See index to financial statements in Item 8.

	(2)	Financial Statement Schedules. All financial statement schedules as required by Item 8 and Item 15(d) of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

	(3)	Exhibits. The exhibits listed under Item 15(b) hereof are filed or furnished with, or incorporated by reference into, this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization dated May 9, 2006. (Incorporated by reference from exhibit 2.1 filed with Form 10-K filed on March 16, 2007).

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference from exhibit 3.1 filed with Form 8-K 12(g)3 filed on August 4, 2006).

3.2	Bylaws of the Registrant (Incorporated by reference from exhibit 3.2 filed with Form 8-K 12(g)3 filed on August 4, 2006).

3.2(a)	First Amendment of the Bylaws of the Registrant dated November 21, 2006. (Incorporated by reference from exhibit 3.2(a) filed with Form 10-K filed on March 16, 2007)

4.1	Specimen Common Stock Certificate of the Registrant. (Incorporated by reference from exhibit 4.1 filed with Form 8-K 12(g)3 filed on August 4, 2006).

4.2	Indenture, dated as of September 1, 2006, between San Joaquin Bancorp and Wilmington Trust Company, as Trustee (Incorporated by reference from exhibit 10.1 filed with Form 8-K filed on September 6, 2006)

4.3	Instruments defining the rights of Security Holders, Including Indentures. Pursuant to Securities and Exchange Commission Reg. §229.601(b)(4)(iii)(A), the Registrant agrees to furnish a copy of the following instruments to the Securities and Exchange Commission upon request:

	(i)	Purchase Agreement by and between Registrant and NBC Capital Markets Group, Inc., dated April 5, 2004;

	(ii)	Indenture by and between Registrant and Wilmington Trust Company, as trustee, dated April 5, 2004;

	(iii)	First supplemental indenture dated July 28, 2006 to the indenture dated as of April 5, 2004, between San Joaquin Bank and Wilmington Trust Company, as trustee; and

	(iv)	Form of $6,000,000 Floating Rate Subordinated Note due 2019 dated April 5, 2004.

10.1*	San Joaquin Bancorp Stock Option Plan. (Incorporated by reference from exhibit 10.1 filed with Form
10-K filed on March 16, 2007)

Exhibit
Number	Description of Exhibit

10.2*	San Joaquin Bancorp 1999 Stock Incentive Plan. (Incorporated by reference from exhibit 10.2 filed with Form 10-K filed on March 16, 2007)

10.3*	First amendment to the San Joaquin Bancorp 1999 Stock Incentive Plan. (Incorporated by reference from exhibit 10.3 filed with Form 10-K filed on March 16, 2007)

10.4*	Form of Incentive Stock Option Agreement pursuant to San Joaquin Bancorp 1999 Stock
Incentive Plan. (Incorporated by reference from Exhibit 10.1 filed with Registrant’s Form 8-K filed on March 4, 2008).

10.5*	Form of Non-qualified Stock Option Agreement pursuant to San Joaquin Bancorp 1999 Stock
Incentive Plan. (Incorporated by reference from exhibit 99.10 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.6*	Amended and Restated Executive Salary Continuation Agreement dated June 18, 2004 between San Joaquin Bank and Bruce Maclin (Incorporated by reference from exhibit 99.11 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.6(a)*	First Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 19, 2006 between San Joaquin Bancorp and Bruce Maclin. (Incorporated by reference from exhibit 10.6(a) filed with Form 10-K filed on March 16, 2007)

10.7*	Amended and Restated Executive Salary Continuation Agreement dated June 18, 2004 between San Joaquin Bank and Bart Hill (Incorporated by reference from exhibit 99.12 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.7(a)*	First Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 19, 2006 between San Joaquin Bancorp and Bart Hill. (Incorporated by reference from exhibit 10.7(a) filed with Form 10-K filed on March 16, 2007)

10.8*	Amended and Restated Executive Salary Continuation Agreement dated June 13, 2003 between San Joaquin Bank and Stephen Annis (Incorporated by reference from exhibit 99.13 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.8(a)*	First Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 19, 2006 between San Joaquin Bancorp and Stephen Annis. (Incorporated by reference from exhibit 10.8(a) filed with Form 10-K filed on March 16, 2007)

10.8(b)*	Second Amendment to Amended and Restated Executive Salary Continuation Agreement dated
January 25, 2007 between San Joaquin Bancorp and Stephen Annis. (Incorporated by reference from exhibit 10.8(b) filed with Form 10-K filed on March 16, 2007)

10.9*	Amended and Restated Executive Salary Continuation Agreement dated June 11, 2003 between San Joaquin Bank and John W. Ivy (Incorporated by reference from exhibit 99.14 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.9(a)*	First Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 19, 2006 between San Joaquin Bancorp and John Ivy. (Incorporated by reference from exhibit 10.9(a) filed with Form 10-K filed on March 16, 2007)

10.9(b)*	Second Amendment to Amended and Restated Executive Salary Continuation Agreement dated
January 25, 2007 between San Joaquin Bancorp and John Ivy. (Incorporated by reference from exhibit 10.9(b) filed with Form 10-K filed on March 16, 2007)

Exhibit
Number	Description of Exhibit

10.10*	Change in Control Agreement dated January 28, 1999 between San Joaquin Bank and Bruce
Maclin (Incorporated by reference from exhibit 99.15 filed with Form 8-K 12(g)3 filed on
August 4, 2006).

10.10(a)*	First Amendment to Change in Control Agreement dated June 7, 2001 between San Joaquin
Bank and Bruce Maclin (Incorporated by reference from exhibit 99.16 filed with Form 8-
K12(g)3 filed on August 4, 2006).

10.10(b)*	Second Amendment to Change in Control Agreement dated April 30, 2003 between San
Joaquin Bank and Bruce Maclin (Incorporated by reference from exhibit 99.17 filed with
Form 8-K 12(g)3 filed on August 4, 2006).

10.11*	Change in Control Agreement dated January 28, 1999 between San Joaquin Bank and Bart
Hill (Incorporated by reference from exhibit 99.18 filed with Form 8-K 12(g)3 filed on
August 4, 2006).

10.11(a)*	First Amendment to Change in Control Agreement dated June 7, 2001 between San Joaquin
Bank and Bart Hill (Incorporated by reference from exhibit 99.19 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.11(b)*	Second Amendment to Change in Control Agreement dated April 30, 2003 between San
Joaquin Bank and Bart Hill (Incorporated by reference from exhibit 99.20 filed with Form 8-
K12(g)3 filed on August 4, 2006).

10.12*	Change in Control Agreement dated June 7, 2001 between San Joaquin Bank and Stephen
Annis (Incorporated by reference from exhibit 99. 12 filed with Form 8-K 12(g)3 filed on
August 4, 2006).

10.12(a)*	First Amendment to Change in Control Agreement dated April 30, 2003 between San Joaquin
Bank and Stephen Annis (Incorporated by reference from exhibit 99.22 filed with Form 8-
K12(g)3 filed on August 4, 2006)

10.13*	Change in Control Agreement dated June 7, 2001 between San Joaquin Bank and John W. Ivy
(Incorporated by reference from exhibit 99.23 filed with Form 8-K 12(g)3 filed on August 4,
2006).

10.13(a)*	First Amendment to Change in Control Agreement dated April 30, 2003 between San Joaquin
Bank and John W. Ivy (Incorporated by reference from exhibit 99.24 filed with Form 8-
K 12(g)3 filed on August 4, 2006).

10.14*	Statement relating to the payment of club dues for Executive Officers. (Incorporated by reference from exhibit 99.29 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.15*	Statement relating to the travel and entertainment allowance for Bruce Maclin and Bart Hill.

10.16	Agreement dated October 22, 2005 between San Joaquin Bank and Continental Stock Transfer and Trust Company regarding the appointment of Continental Stock Transfer and
Trust Company as the Bank's transfer agent. (Incorporated by reference from exhibit 99.27 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.17	Guarantee Agreement, dated as of September 1, 2006, between San Joaquin Bancorp, as
Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference from exhibit 10.2 filed with Form 8-K filed on September 6, 2006).

Exhibit
Number	Description of Exhibit

10.18	Amended and Restated Declaration of Trust of San Joaquin Bancorp Trust #1, dated as of September 1, 2006. (Incorporated by reference from exhibit 10.3 filed with Form 8-K filed on September 6, 2006)

10.19	Purchase Agreement dated December 21, 2006 between San Joaquin Bancorp and The David R. Wilson Revocable Trust Dated January 26, 1994 (Incorporated by reference from exhibit 10.1 filed with Form 8-K filed on March 12, 2007)

10.20	Purchase Agreement dated August 22, 2007 between Farmersville Village Grove Associates and Pacific West Communities, Inc. (Incorporated by reference from exhibit 10.1 filed with Form 10-Q filed on November 9, 2007)

11.1	Statement re computation of per share earnings (Incorporated by reference from Note 1 and Note 15 to the consolidated financial statements).

12.1	Statements re computation of ratios (Incorporated by reference from Item 8).

14.1	Code of Ethics. (Incorporated by reference from exhibit 14.1 filed with Form 10-K filed on March 16, 2007)

21.1	List of Registrant’s Subsidiaries.

23.1	Consent of Brown Armstrong Accountancy Corporation with respect to financial statements of the Registrant.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) (17CFR 240.13a-14(a)) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) (17CFR 240.13a-14(a)) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 13, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ BRUCE MACLIN Bruce Maclin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2008

/S/ BART HILL Bart Hill	President and Director	March 13, 2008
/S/ STEPHEN M. ANNIS Stephen M. Annis	Chief Financial Officer and Chief Accounting Officer (Principal financial and accounting officer)	March 13, 2008

/S/ DONALD S. ANDREWS Donald S. Andrews	Director	March 13, 2008
/S/ MELVIN D. ATKINSON Melvin D. Atkinson	Director	March 13, 2008
/S/ LOUIS J. BARBICH Louis J. Barbich	Director	March 13, 2008
/S/ ROGERS BRANDON Rogers Brandon	Director	March 13, 2008
/S/ JERRY CHICCA Jerry Chicca	Director	March 13, 2008
/S/ ROBERT B. MONTGOMERY Robert B. Montgomery	Director	March 13, 2008
/S/ VIRGINIA F. MOORHOUSE Virginia F. Moorhouse	Director	March 13, 2008