Form 10-Q
period 2008-03-31
SAN JOAQUIN BANCORP
filed 2008-05-12
CIK 1368883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008 or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-52165 SAN JOAQUIN BANCORP (Exact name of registrant as specified in its charter)

CALIFORNIA	20-5002515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Truxtun Avenue, Bakersfield, California	93301
(Address of principal executive offices)	(Zip Code)

(661) 281-0360
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes þ No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

No par value Common Stock: 3,924,044 shares outstanding at May 7, 2008

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Consolidated Balance Sheets
	March 31, 2008 and December 31, 2007	1
	Consolidated Statements of Income
	Three month periods ended March 31, 2008 and 2007	2
	Consolidated Statements of Cash Flows
	Three month periods ended March 31, 2008 and 2007	3
	Notes to Unaudited Consolidated Financial Statements	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4.	CONTROLS AND PROCEDURES	28

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	30
ITEM 1A.	RISK FACTORS	30
ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
ITEM 5.	OTHER INFORMATION	30
ITEM 6.	EXHIBITS	30

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

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control or ability to predict-- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and past results should not be considered an indication of our future performance. Some of these risk factors include, but are not limited to: certain credit, market, operational and liquidity risks associated with our business and operations; changes in business or economic conditions internationally, nationally or in California; changes in the interest rate environment; potential acts of terrorism and actions taken in response; fluctuations in asset prices including, but not limited to, stocks, bonds, commodities or other securities, and real estate; volatility of rate sensitive deposits and investments; concentrations of real estate collateral securing many of our loans; deterioration in the credit quality of some of our borrowers, rising unemployment rates, operational risks including data processing system failures and fraud; accounting estimates and judgments; compliance costs associated with the Company’s internal control structure and procedures for financial reporting; changes in the securities markets; and, inflationary factors. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors and Cautionary Factors That May Affect Future Results” in Item 1A and elsewhere in our most recent annual report on Form 10-K.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made. You are advised, however, to consult any further disclosures we make on related subjects in future periodic reports on Form 10-Q and current reports on Form 8-Kfiled with the SEC. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Cash and due from banks	$ 24,146,000	$ 26,209,000
Interest-bearing deposits in banks	588,000	719,000
Total cash and cash equivalents	24,734,000	26,928,000
Investment securities:
Held-to-maturity (market value of $90,345,000 and
$106,059,000 at March 31, 2008 and December 31, 2007, respectively)	90,062,000	106,858,000
Available-for-sale	6,470,000	6,433,000

Total Investment Securities	96,532,000	113,291,000
Loans, net of unearned income	757,857,000	698,458,000
Allowance for loan losses	(9,438,000)	(9,268,000)

Net Loans	748,419,000	689,190,000
Premises and equipment	10,105,000	10,143,000
Investment in real estate	561,000	577,000
Interest receivable and other assets	28,666,000	28,599,000

TOTAL ASSETS	$ 909,017,000	$ 868,728,000

LIABILITIES
Deposits:
Noninterest-bearing	$ 156,963,000	$ 158,461,000
Interest-bearing	575,169,000	557,612,000

Total Deposits	732,132,000	716,073,000
Short-term borrowings	76,100,000	61,800,000
Long-term debt and other borrowings	17,084,000	17,087,000
Accrued interest payable and other liabilities	26,218,000	18,340,000

Total Liabilities	851,534,000	813,300,000

SHAREHOLDERS' EQUITY
Common stock, no par value - 20,000,000 shares authorized;
3,924,044 and 3,536,322 issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	20,567,000	10,905,000
Additional paid-in capital	495,000	424,000
Retained earnings	37,693,000	45,452,000
Accumulated other comprehensive income (loss)	(1,272,000)	(1,353,000)

Total Shareholders' Equity	57,483,000	55,428,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 909,017,000	$ 868,728,000

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Quarter Ended March 31

	2008	2007

INTEREST INCOME
Loans (including fees)	$ 12,943,000	$ 11,414,000
Investment securities	1,152,000	1,515,000
Fed funds & other interest-bearing balances	8,000	68,000

Total Interest Income	14,103,000	12,997,000

INTEREST EXPENSE
Deposits	5,071,000	5,358,000
Short-term borrowings	510,000	90,000
Long-term borrowings	278,000	304,000

Total Interest Expense	5,859,000	5,752,000

Net Interest Income	8,244,000	7,245,000
Provision for loan losses	110,000	225,000

Net Interest Income After Loan Loss Provision	8,134,000	7,020,000

NONINTEREST INCOME
Service charges & fees on deposits	257,000	210,000
Other customer service fees	264,000	279,000
Other	249,000	251,000

Total Noninterest Income	770,000	740,000

NONINTEREST EXPENSE
Salaries and employee benefits	2,756,000	2,367,000
Occupancy	235,000	243,000
Furniture & equipment	288,000	239,000
Promotional	173,000	150,000
Professional	319,000	389,000
Other	616,000	463,000

Total Noninterest Expense	4,387,000	3,851,000

Income Before Taxes	4,517,000	3,909,000
Income Taxes	1,930,000	1,694,000

NET INCOME	$ 2,587,000	$ 2,215,000

Basic Earnings per Share	$ 0.66	$ 0.57

Diluted Earnings per Share	$ 0.64	$ 0.54

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Year to Date March 31

	2008	2007

Cash Flows From Operating Activities:
Net Income	$ 2,587,000	$ 2,215,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for possible loan losses	110,000	225,000
Depreciation and amortization	223,000	216,000
Stock-based compensation expense	71,000	57,000
Net gain on sale of assets	-	(6,000)
Deferred income taxes	(87,000)	(191,000)
Net amortization (accretion) of investment securities	11,000	(1,000)
Increase in interest receivable and other assets	48,000	704,000
Increase in accrued interest payable and other liabilities	672,000	1,294,000

Total adjustments	1,048,000	2,298,000

Net Cash Provided by Operating Activities	3,635,000	4,513,000

Cash Flows From Investing Activities:
Proceeds from maturing and called investment securities	16,749,000	13,999,000
Net increase in loans made to customers	(52,081,000)	(10,675,000)
Net additions to premises and equipment	(169,000)	(113,000)

Net Cash Applied to Investing Activities	(35,501,000)	3,211,000

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	7,351,000	39,846,000
Net increase (decrease) in certificates of deposit	8,708,000	1,003,000
Net increase (decrease) in short-term borrowings	14,300,000	(32,200,000)
Payments on long-term debt and other borrowings	(3,000)	(3,000)
Cash dividends paid	(1,074,000)	(951,000)
Proceeds from issuance of common stock	390,000	358,000

Net Cash Provided by Financing Activities	29,672,000	8,053,000

Net Increase (Decrease) in Cash and Cash Equivalents	(2,194,000)	15,777,000
Cash and Cash Equivalents, at Beginning of Period	26,928,000	37,779,000

Cash and Cash Equivalents, at End of Period	$ 24,734,000	$ 53,556,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$ 5,241,000	$ 5,327,000

Income taxes	$ -	$ -

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

San Joaquin Bancorp (the “Company) is a California corporation registered as a bank holding company subject to the regulatory oversight of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Bakersfield, California. In July 2006, the Company acquired all of the outstanding shares of San Joaquin Bank (the “Bank”). The Bank is an FDIC insured, California state-chartered bank, and a member of the Federal Reserve System that commenced operations in December 1980. The Bank has four branches. Three branches are in Bakersfield and one is in Delano, California. The Company's primary market area is Kern County, California.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required for audited financial statements. In the opinion of Management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three month periods ended March 31, 2008 and 2007.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in historical loss ratios, concentration risks, lending policies and procedures, local and regional economic conditions, nature of the portfolio and terms of loans, experience, ability and depth of lending management, credit quality, quality of the loan review system, collateral values, and effects of other external factors, such as, competition, legal and regulatory requirements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as well as other information included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the three month periods ended March 31, 2008 and 2007 may not necessarily be indicative of the operating results for the full year.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The standard applies in situations where other accounting pronouncements either permit or require fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the year beginning January 1, 2008, with early adoption permitted on January 1, 2007. The Company has adopted SFAS No. 157 as of January 1, 2008 and included the required disclosures in Note 4 to the financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption was permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company has adopted SFAS No. 159 as of January 1, 2008, but has not elected to report any additional financial assets or liabilities at fair value other than those already required under previous FASB pronouncements.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of Statement No. 133 (SFAS No. 161). SFAS No. 161 enhances disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation expects to adopt SFAS No. 161 in connection with its financial statements for the year ending December 31, 2008. Management is currently evaluating the impact of adoption of this accounting standard and is not aware of any material impact as of the date of this Report.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company has historically focused on the impact of misstatements on the income statement, including the reversing effect of prior year misstatements. With a focus on the income statement, the Company’s analysis can lead to the accumulation of misstatements in the balance sheet. In applying SAB 108, the Company must also consider accumulated misstatements in the balance sheet. SAB 108 permits companies to initially apply its provisions by recording the cumulative effect of misstatements as adjustments to the balance sheet as of the first day of the fiscal year, with an offsetting adjustment recorded to retained earnings, net of tax. As a result of the implementation, this Report contains corrections to certain immaterial misstatements in the 2007 financial statements included herein. The Company does not believe these misstatements were material on an individual or cumulative basis.

Cash Dividend

The Board of Directors of the Bank declared a cash dividend of $0.30 per share, which was payable to shareholders of record as of February 28, 2008.

There are 20,000,000 shares of common stock, no par value, authorized. There were 3,924,044 and 3,536,322 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively. The Company also has 5,000,000 authorized shares of preferred stock, with 0 shares outstanding.

NOTE 2. STOCK COMPENSATION

Effective January 1, 2006, the Company adopted the new requirements of SFAS 123R on a prospective basis. Compensation expense was $71,000 and $57,000 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 3 – IMPAIRMENT OF LOANS

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

The following is a summary of information pertaining to impaired loans:

	March 31, 2008	December 31, 2007

Impaired loans with specific valuation allowance	$ 4,643,000	$ -
Valuation allowance related to impaired loans	(1,129,000)	-
Impaired loans without specific valuation allowance	-	-

Impaired loans, net	$ 3,514,000	$ -

Interest income on impaired loans is recognized as earned on an accrual basis except for impaired loans that have been placed on nonaccrual status. None of the loans disclosed above were on nonaccrual status at March 31, 2008. Interest income received on nonaccrual impaired loans is recognized as received on a cash basis.

	March 31, 2008	March 31, 2007

Average investment in impaired loans for the period	$ 4,446,000	$ -
Interest recognized during the period for impaired loans	-	-
Interest recognized on a cash basis during the period for impaired loans	-	-

The total amount of interest payments received during the period totaled approximately $117,000, including those related to interest owed from prior years

At March 31, 2008, approximately $84,000 in additional funds were committed to be advanced in connection with impaired loans.

NOTE 4 - DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of the beginning of the year.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs other than quoted prices included within Level 1 that are observable for assets or liabilities, either directly or indirectly through corroboration with observable market data. Level 2 inputs include (a)quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c)inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates), and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Unobservable inputs used to measure fair value to the extent that observable inputs are not available and that are supported by little or no market activity for the asset or liability at the measurement date.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as, the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale (AFS) Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include primarily highly liquid government bonds such as U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, collateralized mortgage obligations, obligations of states and political subdivisions, and asset-backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. All AFS securities for the reporting period are categorized in Level 1 and 2.

Derivative Financial Instruments

Interest Rate Swaps – the fair value of interest rate swap agreements is determined based on the London Interbank Offering Rate (LIBOR) yield curve for assets and liabilities with equivalent maturities. The calculation estimates fair value by discounting the future cash flows due under agreement using the projected yield curve rate.

Interest Rate Caps – the fair value of interest rate cap agreements is determined based on the projected yield curve for assets and liabilities with equivalent maturities. The calculation estimates fair value by discounting the expected cash flows due under agreement using the projected yield curve rate.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair Market value at Reporting Date Using

Significant
		Quoted Prices in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$ 6,470,000	$ 2,438,000	$ 4,032,000	$ -

Liabilities:
Derivatives	14,176,000	-	14,176,000	-

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is determined when full payment under the loan terms is not expected to be probable. Impaired loans can be carried at the present value of estimated future cash flows using the current loan rate, or the fair value of collateral if the loan is collateral dependent. If the carrying value of loans has been determined based on observable market prices or fair values of collateral, these amounts fall within the scope of SFAS 157 as a fair value measurement. During the first quarter of 2008, certain loans were evaluated for impairment. In each case, the fair value of the loans was determined using the fair value of collateral as determined by an independent real estate appraiser using sales of comparable collateral. This valuation falls within the scope of Level 3 Inputs based upon value determination using the highest-and-best-use concept explained in SFAS 157

Assets Measured at Fair Value on a Nonrecurring Basis

Fair Market value at Reporting Date Using

Significant
		Quoted Prices in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Impaired Loans, net	$ 3,514,000	$ -	$ -	$ 3,514,000

NOTE 5. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $225,863,000 and standby letters of credit of approximately $9,676,000, at March 31, 2008. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $90,958,000 of loan commitments outstanding at March 31, 2008 related to real estate loans. The remaining commitments primarily relate to revolving lines of credit or commercial loans or other unused commitments, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

NOTE 6. EARNINGS PER SHARE

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the three month periods ended March 31 is reconciled as follows:

	Quarter Ended March 31
	2008	2007

Basic Earnings per Share:
Net income	$2,587,000	$2,215,000
Weighted average common shares outstanding (1)	3,914,000	3,863,000

Basic Earnings per Share	$0.66	$0.57

Diluted Earnings per Share:
Net income	$2,587,000	$2,215,000
Weighted average common shares outstanding (1)	3,914,000	3,863,000
Dilutive effect of outstanding options (1)	139,000	238,000

Weighted average common shares outstanding - Diluted	4,053,000	4,101,000

Diluted Earnings per Share	$0.64	$0.54

(1)	The number of weighted average common shares outstanding has been adjusted to reflect the effect of the 10% stock dividend paid on March 17, 2008.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income is equal to net income plus the change in “other comprehensive income,” (“OCI”) as defined by SFAS No. 130, “Reporting Comprehensive Income”. This statement requires the Company to report revenues, expenses, gains, and losses that are included in comprehensive income but not in net income in accordance with GAAP. The components of OCI include net unrealized gain or loss on interest-rate cap contracts (cash flow hedges) and available-for-sale investment securities and net gains or losses and prior service costs applicable to defined benefit post-retirement plans and other post-retirement benefits which are also recognized as separate components of equity. All components of OCI are net of applicable taxes.

	Year to Date March 31
	2008	2007

Net Income	$ 2,587,000	$2,215,000
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) arising during the period on cash flow hedges	8,000	7,000
Unrealized holding gains (losses) arising during the period on securities	21,000	-
Unamortized post-retirement benefit obligation	52,000	54,000

Other Comprehensive Income (loss)	81,000	61,000

Total Comprehensive Income	$2,668,000	$2,276,000

NOTE 8. POST RETIREMENT BENEFITS

In accordance with SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", the Company provides the following interim disclosure related to its post-retirement benefit plan. The following table sets forth the effects of net periodic benefit cost for the three months ended March 31:

	Year to Date March 31
	2008	2007

Service Cost	$ 74,000	$ 96,000
Interest Cost	132,000	120,000
Amortization of Unrecognized Prior Service Costs	78,000	78,000
Amortization of Net Obligation at Transition	-	-
Amortization of Unrecognized (Gains) and Losses	9,000	21,000

Net Periodic Pension and Post-Employment Benefits Cost	$ 293,000	$ 315,000

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

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control -- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, among others, certain credit, market, operational and liquidity risks associated with our business and operations, changes in business and economic conditions internationally, nationally or in California; changes in the interest rate environment; potential acts of terrorism and actions taken in response; fluctuations in asset prices including, but not limited to, stocks, bonds, commodities or other securities, and real estate; volatility of rate sensitive deposits and assets, value of real estate collateral securing many of our loans; deterioration in the credit quality of some of our borrowers; rising unemployment levels; accounting estimates and judgments; compliance costs associated with the Company’s internal control structure and procedures for financial reporting. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors and Cautionary Factors That May Affect Future Results” in Item 1A and elsewhere in our most recent annual report on Form 10-K.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. The results of operations for the three-month periods ended March 31, 2008 and 2007 may not necessarily be indicative of the operating results for the full year.

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

General Overview

San Joaquin Bancorp customer base consists primarily of commercial customers. Through its subsidiary bank, San Joaquin Bank, the Company emphasizes professional, personal banking service directed primarily to small and medium-sized business and professionals, but also provides a full range of banking services available to individuals, public entities, and non-profit organizations.

Products, in general, include deposit accounts and loans. All other products offered are ancillary to these two main products. Deposit accounts consist of demand deposits and interest-bearing NOW, money market, savings, individual retirement accounts, and time deposits. Loans consist primarily of real estate, agricultural, and commercial loans. The products are mostly designed to meet the varying needs of commercial customers. Of total deposits, approximately 79% are from customers located in Kern County, California with the remaining 21% consists of deposits from customers in surrounding counties, public funds, certificate of deposit account registry services (CDARS), and brokered CDs. CDARS is a program that allows customers with deposits in excess FDIC-insured limits to obtain full coverage of time deposits through a network of banks within the CDARS program. Approximately, 70% of loan customers are primarily located in Kern County. The remaining 30% are located in surrounding counties and throughout other states.

For the first quarter of 2008, the Company focused on these key elements: loan and deposit growth, loan pricing, cost of funding, liquidity, asset quality and capital adequacy. Loan growth exceeded expectations from continued demand. Loan pricing was an important focus to assist in determining overall profitability of loans in relation to credit and interest rate risk. Deposit growth exceeded expectations overall primarily through noncore funding sources such as CDARS and brokered CDs. Cost of funding improved through a combination of a lower rate environment and growth in lower cost deposits especially public funds. Liquidity tightened due primarily to increased loan growth. With modest deposit growth, liquidity sources were supplemented by Federal Home Loan Bank advances and brokered deposits. Capital increased modestly due primarily to earnings growth.

Financial Overview

At March 31, 2008, we had total consolidated assets of $909,017,000, an increase of 4.6% compared to $868,728,000 at year-end 2007, total consolidated net loans of $748,419,000, an increase of 8.6% compared to $689,190,000 at year-end 2007, total consolidated deposits of $732,132,000, an increase of 2.2% over $716,073,000 at year-end 2007, and consolidated shareholders’ equity of $57,483,000, an increase of 3.7% compared to $55,428,000 at year-end 2006.

We reported quarterly net income of $2,587,000 for the first quarter of 2008. Net income increased $372,000, or 16.8%, over the $2,215,000 reported in the first quarter of 2007. Diluted earnings per share were $0.64 for the first quarter of 2008 and $0.54 for the first quarter of 2007. For the first quarter of 2008, the annualized return on average equity (ROAE) and return on average assets (ROAA) were 18.39% and 1.18%, respectively, compared to 19.38% and 1.22%, respectively, for the same period in 2007. During the first three months of 2008, net income increased primarily due to an increase in net interest income while noninterest expenses increased moderately.

The following table provides a summary of the major elements of income and expense for the periods indicated:

Condensed Comparative Income Statement (unaudited)

	Quarter Ended March 31

	2008	2007	% Change

Interest Income	$14,103,000	$12,997,000	8.51%
Interest Expense	5,859,000	5,752,000	1.86%

Net Interest Income	8,244,000	7,245,000	13.79%
Provision for Loan Losses	110,000	225,000	-51.11%

Net interest income after
provision for loan losses	8,134,000	7,020,000	15.87%
Noninterest Income	770,000	740,000	4.05%
Noninterest Expense	4,387,000	3,851,000	13.92%

Income Before Taxes	4,517,000	3,909,000	15.55%
Provision For Income Taxes	1,930,000	1,694,000	13.93%

Net Income	$ 2,587,000	$ 2,215,000	16.79%

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following two tables provide a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

	Quarter Ended March 31

(unaudited)(dollars in thousands)		2008			2007

			Avg	Avg		Avg
	Avg Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Earning assets:
Loans (1)	$ 721,458	$ 12,943	7.22%	$ 532,907	$ 11,414	8.69%
Taxable investments	101,241	1,114	4.43%	135,304	1,471	4.41%
Tax-exempt investments(2)	4,060	38	3.76%	4,624	44	3.86%
Fed funds sold and other
interest-bearing balances	1,659	8	1.94%	5,906	68	4.67%

Total earning assets	828,418	14,103	6.85%	678,741	12,997	7.70%

Cash & due from banks	24,151			27,751
Other assets	32,491			27,460

Total Assets	$ 885,060			$ 733,952

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 280,636	$ 2,498	3.58%	$ 294,389	3,225	4.44%
Savings	198,713	1,734	3.51%	131,742	1,504	4.63%
Time deposits	92,437	839	3.65%	52,925	629	4.82%
Other borrowings	80,197	788	3.95%	22,882	394	6.98%

Total interest-bearing liabilities	651,983	5,859	3.61%	501,938	5,752	4.65%

Noninterest-bearing deposits	157,164			173,856
Other liabilities	19,328			11,804

Total Liabilities	828,475			687,598

SHAREHOLDERS' EQUITY
Shareholders' equity	56,585			46,354

Total Liabilities and
Shareholders' Equity	$ 885,060			$ 733,952

Net Interest Income and
Net Interest Margin (3)		$ 8,244	4.00%		$ 7,245	4.33%

1)	Loan interest income includes fee income of $436,000 and $440,000 for the three months ended March 31, 2008 and 2007, respectively. Average balance of loans includes average deferred loan fees of $1,640,000 and $1,324,000 for the three months ended March 31, 2008 and 2007, respectively. The average balance of nonaccrual loans is not significant as a percentage of total loans and, as such, has been included in net loans. Certain loans in 2008 and 2007 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

The following table sets forth changes in interest income and interest expense segregated for major categories of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume, and changes in rates. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

	Year to Date March 31
	2008 over 2007

(unaudited)(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	3,670	(2,141)	1,529
Taxable investment securities	(363)	6	(357)
Tax-exempt investment securities (2)	(5)	(1)	(6)
Fed funds sold and other interest-bearing balances	(33)	(27)	(60)

Total	3,269	(2,163)	1,106

Interest-Bearing Liabilities:
NOW and money market accounts	(141)	(586)	(727)
Savings deposits	653	(423)	230
Time deposits	391	(181)	210
Other borrowings	630	(236)	394

Total	1,533	(1,426)	107

Interest Differential	1,736	(737)	999

1)	Loan interest income includes fee income of $436,000 and $440,000 for the three months ended March 31, 2008 and 2007, respectively. Certain loans in 2008 and 2007 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

Net interest income, before provision for loan loss, was $8,244,000 for the quarter ended March 31, 2008 compared to $7,245,000 for the quarter ended March 31, 2007, an increase of $999,000, or 13.8% .

Interest Income - First quarter 2008 Compared to 2007

Total interest income for the quarter ended March 31, 2008 was $14,103,000 compared to $12,997,000 for the quarter ended March 31, 2007, an increase of $1,106,000 or 8.5% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the first quarter of 2008, total average earning assets were $828,418,000 compared to $678,741,000 during the first quarter of 2007, an increase of $149,677,000, or 22.1% . During the same period, the average rate received on earning assets decreased from 7.77% to 6.85%, or 92 basis points. Of the increase in interest income, $3,268,000 was due to variances in the volume of earning assets which was partially offset by a decrease of $2,162,000 due to variances in the average rate earned on earning assets. Loans were the component of earning assets that contributed the majority of the increase in interest income, which were partially offset by declines taxable investment securities and Federal Funds sold and other interest-bearing balances. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the first quarter of 2008, average loans, net of deferred fees and costs, were $721,458,000 compared to $532,907,000 during the first quarter of 2007, an increase of $188,551,000, or 35.4% . This increased volume of loans resulted in an increase in interest earned on average loans of $3,670,000 during the three months ended March 31,

2008, compared to the three months ended March 31, 2007. During this same time period, the average yield earned on average loans decreased from 8.69% to 7.22% . This 147 basis point decrease in average yield resulted in a decrease of $2,141,000 in interest earned on average net loans during the first quarter of 2008 compared to the first quarter of 2007. The net result was an increase of $1,529,000 in interest earned on average net loans during the first quarter of 2008 compared with the same period of 2007.

Average taxable investment securities during the first quarter of 2008 were $101,241,000 compared to $135,304,000 during the same period of 2007, a decrease of $34,063,000, or 25.2% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $363,000 during the first quarter of 2008 compared to the first quarter of 2007. During the same period, average yield earned on average taxable securities increased by 2 basis points, resulting in an increase of $6,000 in interest earned on average taxable securities during the first quarter of 2008, compared to the same period of 2007. The net result was a decrease of $357,000 in interest earned on average taxable securities during the first quarter of 2008, compared to the first quarter of 2007.

The decrease in interest earned on tax-exempt securities for March 31, 2008 compared to March 31, 2007 was $6,000. Average tax-exempt securities decreased to $4,060,000 from $4,624,000 for a change of $564,000 or 12.2% . This volume decrease accounted for $5,000 of the change in interest earned year over year. The average yield on tax-exempt securities decreased from 3.86% to 3.76% accounting for the remainder of the decrease in interest earned of $1,000 year over year.

During the first quarter of 2008, average Federal Funds sold and other interest-bearing balances were $1,659,000 compared to $5,906,000 during the same period of 2007, a decrease of $4,247,000, or 71.9% . This decrease in volume resulted in a decrease in interest earned of $33,000 during the first quarter of 2008 compared to the first quarter of 2007. During the same period, average yield earned on these balances decreased by 273 basis points, resulting in a decrease of $27,000 in interest income during the first quarter of 2008, compared to the same period of 2007. The net result was a decrease of $60,000 in interest earned on Federal Funds sold and other interest-bearing balances during the first quarter of 2008, compared to the first quarter of 2007.

Interest Expense - First quarter 2008 Compared to 2007

Total interest expense for the first quarter of 2008 was $5,859,000 compared to $5,752,000 for the first quarter of 2007, an increase of $107,000, or 1.9% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the first quarter of 2008, total average interest-bearing liabilities were $651,983,000 compared to $501,938,000 during the first quarter of 2007, an increase of $150,045,000, or 29.9% . During the same period, the average rate paid on interest-bearing liabilities decreased from 4.65% to 3.61%, or 104 basis points. Of the increase in interest expense, $1,533,000 was due to variances in the volume of interest-bearing liabilities which was partly offset by a decrease of $1,426,000 due to variances in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The average balance of NOW and money market accounts decreased from $294,389,000 during the first quarter of 2007 to $280,636,000 during the first quarter of 2008, an decrease of $13,753,000, or 4.67% . This decreased volume of deposits resulted in an decrease in interest expense of $141,000 during the first quarter of 2008 compared to the first quarter of 2007, while the 86 basis point decrease in interest rates during the same period caused interest expense to decrease by $586,000. The net result was a decrease in interest expense on average NOW and money market accounts of $727,000 during the first quarter of 2008, compared to the first quarter of 2007.

Average savings deposits increased during the first quarter of 2008 to $198,713,000, compared to $131,742,000 during the first quarter of 2007, an increase of $66,971,000, or 50.8% . Because of the increase in average savings deposits, interest expense increased $653,000 during the first quarter of 2008, compared to the first quarter of 2007. Interest rates during this same period decreased by 112 basis points, resulting in a decrease in interest expense of $423,000 in the first quarter of 2008, compared to the first quarter of 2007. The net result was an increase of $230,000 in interest expense on average savings deposits during the first quarter of 2008 versus the first quarter of 2007.

Average time deposits during the first quarter of 2008 increased to $92,437,000, compared to $52,925,000 during the first quarter of 2007, an increase of $39,512,000, or 74.7% . This increase in average time deposits caused interest expense to increase by $391,000 in the first quarter of 2008 compared to the first quarter of 2007, and the 117 basis point decrease in interest rates on average time deposits caused interest expense to decrease by $181,000 during this same time period. These two factors resulted in the net increase in interest expense on average time deposits of $210,000 in the first quarter of 2008 compared to the first quarter of 2007.

Average other borrowings increased during the first quarter of 2008 to $80,197,000 compared to $22,882,000 during the first quarter of 2007, an increase of $57,315,000, or 250.5% . The increase in average other borrowings was primarily the result of an increase in Federal Home Loan Bank Advances. The increase in average other borrowings resulted in an increase in interest expense of $630,000 during the first quarter of 2008, compared to the first quarter of 2007, while a 303 basis point decrease in interest rates paid on average other borrowings caused interest expense to decrease by $236,000 during this same year-over-year time period. The net result was an increase of $394,000 in interest expense on other borrowings during the first quarter of 2008 compared to the first quarter of 2007.

Net Interest Margin

The annualized net interest margin, net interest income divided by average earning assets, for the first quarter of 2008 was 4.00% compared to 4.33% for the first quarter of 2007, a decrease of 33 basis points. This decrease was primarily the result of decreased yields on earning assets, primarily loans, and delayed cost of funds repricing such as interest rates paid on deposits and noncore funding sources. The current rate environment could, in Management’s view, exert continued pressure on net interest margin potentially resulting in a flat to slightly declining margin for the remainder of 2008.

Provision for Loan Losses

We made a $110,000 addition to the allowance for loan losses in the first quarter of 2008 compared to an addition of $225,000 in the first quarter of 2007. The provision for loan losses is based upon in-depth analysis, in which Management considers many factors, including changes in historical loss ratios, concentration risks, lending policies and procedures, local and regional economic conditions, nature of the portfolio and terms of loans, experience, ability and depth of lending management, credit quality, quality of the loan review system, collateral values, and effects of other external factors, such as, competition, legal and regulatory requirements to establish an allowance for loan losses in accordance with GAAP and the 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses. Based upon information known to management at the date of this report, management believes that these additions to the total allowance for loan losses allow the Company to maintain an adequate reserve to absorb losses inherent in the loan portfolio. The total allowance for loan losses was $9,438,000 at March 31, 2008, compared to $9,268,000 at December 31, 2007, an increase of $170,000, or 1.8% . The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.25% at March 31, 2008 and 1.33% at December 31, 2007. For further information regarding our allowance for loan losses, see the “Classifed Loans”, “Impaired Loans”, and “Allowance for Loan Losses” discussion later in this item.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $770,000 in the first quarter of 2008, which was an increase of $30,000, or 4.1%, over $740,000 in the first quarter of 2007. Service charges and fees on deposits increased $47,000 during the three months ended March 31, 2008 compared to the same period of 2007. Other customer service fees were down $14,000 in the first quarter of 2008 as compared to the first quarter of 2007. Other noninterest income increased $4,000 during the first quarter of 2008 compared to the first quarter of 2007. The increase in other noninterest income for the quarter was primarily due to increases in income from increases in cash surrender values from life insurance and merchant card income.

Noninterest Expense

As compared to the first quarter of 2007, noninterest expense increased $536,000, or 13.9%, to a total of $4,387,000 in the first quarter of 2008. Salaries and benefits, data processing, and deposit insurance assessments accounted for the majority of the increase. Noninterest expense primarily consists of salary and employee benefits, occupancy and furniture and equipment expense, promotional expenses, professional expenses, and other miscellaneous noninterest expenses.

Salary and employee benefits increased $388,000, or 16.4%, to $2,756,000 during the first quarter of 2008 as compared to the first quarter of 2007. The increase in salary and employee benefits was due primarily to normal salary increases as compared to the prior year. Salary and employee benefits expense also includes additional compensation expense from granting of incentive stock options under SFAS 123R of $54,000 and $40,000 for the three months ended March 31, 2008 and 2007, respectively.

Occupancy and furniture and equipment expense increased by $41,000, to $523,000 during the first quarter of 2008 compared to the first quarter of 2007.

Promotional expenses for the quarter ended March 31, 2008 were $173,000, an increase of $23,000, or 15.5%, as compared to $150,000 in the same period in the prior year.

Professional expenses were $319,000 for the first quarter of 2008, an decrease of $70,000, or 17.9% as compared to $389,000 in the first quarter of 2007. The decrease in professional expense was primarily the result of decreases in legal fees associated with regulatory compliance and reporting.

Other expenses for the first quarter of 2008 totaled $616,000, which was a increase of $153,000 compared to $463,000 in the first quarter of 2007.

The efficiency ratio for the three month periods ended March 31, 2008 and 2007 were 48.7% and 48.2%, respectively.

Provision for Income Taxes

We recorded income tax expense of $1,930,000 in the first quarter of 2008 compared to $1,694,000 in the first quarter of 2007. The increase in the provision for income tax in the three month period ended March 31, 2008 was primarily due to increased operating income, nondeductible items of expense for tax purposes such as incentive stock option expense, disallowed interest expense to carry tax-exempt obligations, and other adjustments to tax accruals as compared to the same periods in the prior year. The effective tax rates for the three month periods ended March 31, 2008 and 2007 were 42.7% and 43.3%, respectively.

Securities

At March 31, 2008, held-to-maturity securities had a market value of $90,345,000 with an amortized cost basis of $90,062,000. On an amortized cost basis, the held-to-maturity investment portfolio decreased $16,796,000 from the December 31, 2007 balance of $106,858,000, a decrease of 15.7% . The decrease in the portfolio was due to the maturity of U.S. Government Agency securities of $14,637,000 and mortgage-backed securities of $2,159,000. The unrealized pretax gain on held-to-maturity securities at March 31, 2008 was $283,000, as compared to a loss of $799,000 at December 31, 2007. The unrealized pretax gain was caused by the general decrease in interest rates on comparable financial instruments with similar remaining maturities. As a general rule, the market price of fixed rate investment securities will increase as interest rates decline and decrease as interest rates rise. Inasmuch as these investment securities are classified as held-to-maturity, we expect to hold all such securities until they reach their respective maturity dates and, therefore, we do not anticipate recognizing any gains or losses on these securities. At March 31, 2008, available-for-sale securities had a market value of $6,470,000. The unrealized pretax loss on available-for-sale securities at March 31, 2008 was $38,000. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income in shareholders’ equity on an after-tax basis. We classify individual investments as available-for-sale based upon liquidity and capital needs at the time of purchase.

Loans

The ending balance for loans, net of unearned income at March 31, 2008 was $757,857,000, which was an increase of $59,399,000, or 8.50%, from the year-end 2007 balance of $698,458,000. Since year-end 2007, significant changes in our loan portfolio were as follows: real estate loans have increased from $597,152,000 at December 31, 2007 to $665,820,000 at March 31, 2008 (11.5%); and, commercial loans have decreased from $76,312,000 at December 31, 2007 to $69,033,000 at March 31, 2008 (9.5%) . Based on currently available economic data and related information, Management believes that loan demand for Kern County and the greater Bakersfield area will remain fairly constant throughout the remainder of 2008.

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

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $756,778,000 at March 31, 2008. Management believes that increases in loan concentrations could have an adverse impact on the collectibility of these loans if there is a substantial decline in the economy in general, a decline in real estate values in our primary market area in particular, illiquidity in the local real estate market or a substantial increase in interest rates. The ultimate recovery of these loans is generally dependent upon the successful operation, sale or refinancing of the real estate. We monitor the effects of current and expected market conditions and other factors on the collectibility of real estate loans and include the potential effects of these factors in the analysis of the allowance for loan and lease losses. When, in our judgment, these loans are impaired, a valuation allowance for the impaired amount is included in the determination of the allowance for loan and lease losses.. The more significant assumptions we consider involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in most instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect our future prospects and results of operations.

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

Nonaccrual, Past Due, Restructured Loans and Foreclosed Assets

We generally place loans on nonaccrual status when they become 90 days past due as to principal or interest, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans or portions thereof are charged off when, in our opinion, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans performing in compliance with modified terms and OREO at March 31, 2008 and December 31, 2007:

(data in thousands, except percentages)	March 31, 2008	December 31, 2007

Past due 90 days or more and still accruing:
Commercial	$ -	$ -
Real estate	-	300
Consumer and other	31	20
Nonaccrual:
Commercial	1,325	1,384
Real estate	3,669	3,364
Consumer and other	-	-
Restructured (in compliance with modified
terms)	-	-

Total nonperforming and restructured loans	5,025	5,068

Foreclosed Assets	-	-

Total nonperforming and restructured assets	$ 5,025	$ 5,068

Allowance for loan losses as a percentage of
nonperforming and restructured loans	187.82%	182.87%
Nonperforming and restructured loans to total loans,
net of unearned income	0.66%	0.73%
Allowance for loan losses to nonperforming and
restructured assets	187.82%	182.87%
Nonperforming and restructured assets to total assets	0.55%	0.58%

At March 31, 2008, there were nonperforming and restructured loans which totaled $5,025,000 compared to $5,068,000 at December 31, 2007, a decrease of $43,000. The majority of nonaccrual loans were originally placed on nonaccrual status in the first quarter of 2007 due to uncertainty regarding the collection of interest in the near term. These loans are well secured primarily by receivables and equipment and to a lesser extent by commercial and residential real estate. Based on information available at the date of this report, Management expects to collect all amounts due, including interest accrued at the contractual interest rate, under the terms of the contracts. However, factors which are beyond our control or ability to predict, such as changes in economic conditions or in the financial condition or cash flows of the borrower, could cause actual conditions to differ significantly. During the first quarter of 2008, we continued to closely monitor and actively pursue the collection of all loans classified as nonperforming. At March 31, 2008, nonperforming and restructured loans were 0.66% of total loans, net of unearned income, compared to 0..73% at December 31, 2007. The ratio of nonperforming and restructured assets to total assets was 0.55% at March 31, 2008 compared to 0.58% at December 31, 2007.

Generally, when a loan is placed on nonaccrual, it is the Company’s policy to apply payments against the principal balance of the loan until such time as full collection of the principal balance is expected. The amount of gross interest income that would have been recorded for nonaccrual loans for the three months ended March 31, 2008, if all such loans had been current in accordance with their original terms, was $86,000. The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended March 31, 2008, totaled $0.

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

During the first quarter of 2008, the Company increased its list and amount of classified loans due to heightened credit risk primarily in the real estate development market within the Company’s primary market area. Although, no amount of the loans classified resulted in a charge-off, current market conditions, concentration risks, and recent collateral value appraisals warranted heightened attention.

At March 31, 2008, there was $20,048,000 in classified loans compared to $7,754,000 at December 31, 2007, an increase of $12,294,000, or 158.55% . While all of these classified loans were believed by management to be performing in accordance with their original terms as of March 31, 2008, the change in classification was primarily due to management’s assessment of a potential deterioration in the credit quality of the borrower, change in collateral values due to current market conditions, and the borrower’s ability to continue to make required principal and interest payments. Classified loans at March 31, 2008 include $4,994,000 in nonaccrual loans and $4,643,000 in impaired loans as compared to $4,748,000 in nonaccrual loans and $0 in impaired loans at December 31, 2007. Nonaccrual and impaired loans were not the same loans. All impaired loans were accruing and performing in accordance with their terms as of March 31, 2008.

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

At March 31, 2008, the total recorded investment in impaired loans was $4,643,000 compared to $0 reported at December 31, 2007 as determined under SFAS No. 114. The allowance accrual included in the total allowance for loans losses due to impairment of loans was $1,129,000 at March 31, 2008 compared to $0 at December 31, 2007. Other than impaired loans and classified loans (discussed below), we are not aware of any other potential problem loans which were accruing and current at March 31, 2008, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. In this report, the terms “impaired” and “classified” will not necessarily be used to describe the same loans. “Impaired” loans are those loans that meet the definition outlined in SFAS No. 114. “Classified” loans generally refer to those loans that have a credit risk rating of 6 through 8, as further discussed in the following section.

Allowance for Loan and Lease Losses

We maintain an Allowance for Loan and Lease Losses (“ALLL”) that reflects an amount believed by management to be prudent and conservative... The ALLL represents management’s best estimate of, known and inherent losses in the existing loan portfolio. The ALLL is based on our regular assessments of the probable losses inherent in the loan portfolio and to a lesser extent, unused commitments to provide financing. Determining the adequacy of the ALLL and the related process, methodology, and underlying assumptions requires a substantial degree of management judgment and consideration of significant factors that may affect the collectibility of the portfolio as of the evaluation date. Our methodology for measuring the appropriate level of the allowance relies on key elements, which include an allocated and an unallocated reserve.

The allocated reserve is calculated by applying various factors to the loan portfolio that estimate probable losses. These factors include historical losses, concentration risks, changes in economic conditions, credit quality trends, and amounts allocated for impairment. Historical loss factors are based upon the Company’s historical loss experience. Historical loss factors are segmented into categories that reflect more specific loss experience for loans based on their risk rating. For example, loans with higher risk ratings, such as classified loans, tend to have higher loss experience ratios. These ratios are then applied to the appropriate categories of loans to arrive at an appropriate estimate of probable losses based on historical loss experience. Concentration risk factors are determined based on management’s belief that increases in loan concentrations tend to increase the risk of loss. Management uses Tier I Capital as a prudent threshold for determining when concentration in the loan portfolio warrants an adjustment to reflect the increase in this risk. Management believes that changes in economic conditions affect the collectibility of the loan portfolio. An appropriate allocation for changes in economic conditions is determined based upon changes in peer group loss rates and other key economic indicators, such as unemployment rates. The allocation for credit quality trends is determined based upon changes in the severity of past due loans and other factors related to changes in credit quality. The application of these factors help ensure the determination of an appropriate ALLL that reflects relevant trends, conditions, and other factors considered by management on an ongoing basis that may have a material impact on the collectibility of the loan portfolio. At March 31, 2008, the specific allowance for classified loans and current factor adjustments in addition to the allowance for historical loss rates was $6,903,000, as compared to $6,153,000 at December 31, 2007. The allocated reserve includes a valuation allowance for impaired loans of $1,129,000 for the quarter ended March 31, 2008. The Company did not have any loans that were believed by management to be impaired at December 31, 2007. At March 31, 2008, the total formula allowance was $8,164,000 compared to $7,624,000 at December 31, 2007.

Management believes that it is essential that the ALLL be adjusted to reflect other factors, such as environmental and qualitative factors, that, in the opinion of management, may have a material impact on the collectibility of the portfolio and that are not considered elsewhere in the analysis of the adequacy of the ALLL. This unallocated reserve is based upon our evaluation of the following factors:

  Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;
  Changes in the nature and of the portfolio and in the terms of loans.;

  Changes in the experience, ability, and depth of lending management and other relevant staff;
  Changes in the quality of the institution’s loan review system; and,
  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

At March 31, 2008 and December 31, 2007 there was $1,273,000 and $1,644,000, respectively, in the allowance for loan losses that was unallocated. The unallocated reserve represents an amount over and above the amount determined using the specific formula allowance factors discussed above.

There can be no assurance that the adverse impact of any of these conditions will not be in excess of the combined allowance for loan losses as determined by us at March 31, 2008 and set forth in the preceding paragraphs.

The allowance for loan losses totaled $9,438,000 or 1.25% of total loans at March 31, 2008, compared to $9,268,000 or 1.33% of total loans at December 31, 2007. At these dates, the allowance represented 187.8% and 182.9% of nonperforming and restructured loans, respectively.

It is our policy to maintain the allowance for loan losses at a level considered adequate for risks inherent in the loan portfolio. Based on information currently available to Management, including economic factors, overall credit quality, historical delinquency and history of actual charge-offs, as of March 31, 2008, we believe that the allowance for loan losses is adequate. However, no prediction of the ultimate level of additional provisions to our allowance or loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Year to Date March 31

	2008	2007

Beginning Balance	$ 9,268,000	$ 8,409,000
Provision charged to expense	110,000	225,000
Loans charged off	-	(38,000)
Recoveries	60,000	6,000

Ending Balance	$ 9,438,000	$ 8,602,000

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

Our sources of liquidity consist primarily of cash and balances due from banks, federal funds sold, unpledged marketable investment securities, overnight federal fund credit lines with correspondent banks, and Federal Home Loan Bank (FHLB) advances. At March 31, 2008, consolidated liquid assets totaled $31,644,000 or 3.5% of total assets as compared to $34,176,000, or 3.9% of total consolidated assets at December 31, 2007. The decrease of $2,532,000 or 7.4% was primarily due to a decrease in cash and cash equivalents and maturities of investment securities. At March 31, 2008, liquid assets consisted of cash and balances due from banks, and unpledged investment securities. In addition to liquid assets, we maintain short-term overnight federal fund credit lines with correspondent banks and FHLB advance credit lines. At March 31, 2008 and December 31, 2007, we had $40,000,000 available under these federal fund credit lines. At March 31, 2008, $0 was outstanding under these credit lines. Federal fund daily rates are based on market rates for short-term overnight funds and are due on demand. These are uncommitted lines under which availability is subject to funding needs of the issuing banks. At March 31, 2008 and December 31,

2007, the Company had borrowing availability from FHLB advances of $8,336,000 and $36,350,000, respectively. The Company had $76,100,000 in FHLB advances outstanding at March 31, 2008. This was an increase of $14,300,000 compared to $61,800,000 outstanding at December 31, 2007. The increase in advances outstanding was due to additional funding needs to fund loan growth. FHLB advances are available in both overnight and term. Rates are fixed under both advance types and are determined by market rates of comparable instruments.

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

Capital Resources

Our total shareholders’ equity was $57,483,000 at March 31, 2008, compared to $55,428,000 at December 31, 2007, an increase of $2,055,000, or 3.7% . The change is the result of the first quarter earnings, issuance of capital stock due to the exercise of stock options, the change in other comprehensive income or loss, and the payout of a cash dividend to shareholders in February, 2008.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at March 31, 2008 and the minimum capital requirements for both under the regulatory guidelines discussed above:

			For Capital	To Be Categorized
	March 31, 2008	December 31, 2007	Adequacy Purposes	"Well Capitalized"

Tier 1 leverage ratio	7.77%	8.05%	4%	5%
Tier 1 capital to risk-weighted assets	8.46%	8.49%	4%	6%
Total risk-based capital ratio	10.36%	10.43%	8%	10%

We met the “well capitalized” ratio measures at March 31, 2008.

Subordinated Note

On April 5, 2004, the Bank issued a $6,000,000 Floating Rate Subordinated Note (the “Subordinated Note”) in a private placement. The Subordinated Note, which was issued pursuant to a Purchase Agreement dated April 5, 2004 by and between the Bank and NBC Capital Markets Group, Inc., matures in 2019. The Bank may redeem the Subordinated Note, at par, on or after April 23, 2009, subject to compliance with California and federal banking regulations. The Subordinated Note resets quarterly and bears interest at a rate equal to the three-month LIBOR index plus a margin of 2.70% . The Subordinated Note is a capital security that qualifies as Tier 2 capital pursuant to capital adequacy guidelines.

Trust Preferred Securities

On September 1, 2006, San Joaquin Bancorp and San Joaquin Bancorp Trust #1, a Delaware statutory trust, entered into a Purchase Agreement with TWE, Ltd. for the sale of $10,000,000 of floating rate trust preferred securities issued by the Trust and guaranteed by the Company.On September 1, 2006, the Trust issued $10,000,000 of trust preferred securities to TWE, Ltd. and $310,000 of common securities to the Company under an Amended and Restated Declaration of Trust, dated as of September 1, 2006. The trust preferred securities are guaranteed by the Company on a subordinated basis pursuant to a Guarantee Agreement, dated as of September 1, 2006.

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

Off-Balance Sheet Items

As of March 31, 2008 and December 31, 2007, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk, except for the interest rate cap contracts and interest rate swap agreements described herein. See Note 5 to the consolidated financial statements for further information.

On-Balance sheet Derivative Instruments and Hedging Activities

Derivative Financial Instruments

The Company has stand alone derivative financial instruments in the form of interest rate cap contracts and interest rate swap agreements. Interest rate cap contracts derive their value from difference between the cap rates and current interest rates based on an index rate. Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheet as other assets or other liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through collateral requirements, credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers.

Risk Management Policies – Hedging Instruments

The primary focus of the Corporations’ asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of the net portfolio value and projected net income within certain ranges of projected changes in interest rates.

The Board has approved a hedging policy, and the Asset/Liability Committee is responsible for ensuring that the Board is knowledgeable about general hedging theory, usage and accounting; and that based upon this understanding, approves all hedging transactions.

Interest Rate Risk Management - Cash Flow Hedging Instruments

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

At March 31, 2008, we had interest rate cap contracts on $14,000,000 notional amount of indebtedness. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively. Notional amount of $14,000,000 outstanding contracts will mature on June 2, 2008. The net gain or loss on the ineffective portion of these interest rate cap contracts was not material for the quarter ended March 31, 2008, or for the year ended December 31, 2007.

Interest Rate Risk Management - Fair Value Hedging Instruments

The Company originates fixed and variable-rate loans. Fixed-rate loans expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate loan portfolio. It is the Company’s objective to hedge the change in fair value of fixed-rate loans at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in value of the loans due to changes in expected interest rate assumptions. These interest rate swap agreements are contracts to make a series of fixed rate payments in exchange for receiving a series of floating rate payments based on the one-month or six-month LIBOR. The Company believes it is economically prudent to keep hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement. For those loans management decides to hedge, hedging relationships are established on a loan-by-loan basis at the time the loan is originated.

As of March 31, 2008, we had interest rate swap agreements on $184,016,000 notional amount of indebtedness as compared to $145,630,000 at December 31, 2007. As of March 31, 2008, the fair value of the swaps was a liability of $14,176,000 and is included with other liabilities on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the fixed-rate loans. The ineffective portion of the interest rate swap agreements for the three months ended March 31, 2008 was a $6,000 gain compared to $0 for the three months ended March 31, 2007. The gain was recognized as an adjustment to noninterest expense for the first quarter of 2008.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At March 31, 2008, investment securities with a market value of $15,782,000 were pledged by us as collateral for interest rate swap agreements.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, we are able to estimate the potential impact of changing interest rates on the Company's earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liabilities (i.e., deposits and other borrowings) positions as the beginning base. The forecast balance sheet is processed against multiple interest rate scenarios. The scenarios include a 100, 200, and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200, and 300 basis point falling rate forecast which take place within a one year time frame. The latest simulation forecast using March 31, 2008 balances and measuring against a flat rate environment, calculated that in a one-year horizon an increase in interest rates of 100 basis points may result in an increase of approximately $667,000 (2.12%) in net interest income. Conversely, a 100 basis point decrease may result in a decrease of approximately $264,000 (0.86%) in net interest income. The basic structure of the balance sheet has not changed significantly from the last simulation run.

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

Basis Risk

Another component of interest rate risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may fall in the same period of a gap report, the interest rate on the asset may raise 100 basis points, while market conditions dictate that the liability increases only 50 basis points. While evenly matched in the gap report, the Company would experience an increase in net interest income. This exposure to “basis risk” is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best insurance that the average interest received and paid will move in tandem, because the wider diversification means that many different rates, each with their own volatility characteristics, will come into play. The Company has made an effort to minimize concentrations in certain types of assets and liabilities.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are risk factors that may affect the Company’s business and impact the results of operations, some of which are beyond the control of the Company or not currently known. Management’s Discussion & Analysis of Financial Condition and Results of Operations, at Item 2 of Part I in this Report, sets forth other risks and uncertainties regarding our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial, but later become known or material, may also impair or materially adversely affect the Company’s business, financial condition or results of operations.

In addition to the above paragraph and other information set forth in this report, you should carefully consider the factors, discussed in “Part I, ITEM 1A. Risk Factors and Cautionary Factors That May Affect Future Results” in our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Executive Salary Continuation Agreement between San Joaquin Bank and Philip McLaughlin dated April 22, 2008.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2008	SAN JOAQUIN BANCORP
(Registrant)

By: /s/ Stephen M. Annis

Stephen M. Annis
Executive Vice President &
Chief Financial Officer
(Principal Financial and Accounting Officer)