Form 10-Q
period 2008-06-30
SAN JOAQUIN BANCORP
filed 2008-08-11
CIK 1368883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008 or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-52165 SAN JOAQUIN BANCORP (Exact name of registrant as specified in its charter)

CALIFORNIA	20-5002515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Truxtun Avenue, Bakersfield, California	93301
(Address of principal executive offices)	(Zip Code)

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

No par value Common Stock: 3,924,044 shares outstanding at August 5, 2008

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Consolidated Balance Sheets
	June 30, 2008 and December 31, 2007	1
	Consolidated Statements of Income
	Six-month periods ended June 30, 2008 and 2007	2
	Consolidated Statements of Cash Flows
	Six-month periods ended June 30, 2008 and 2007	3
	Notes to Unaudited Consolidated Financial Statements	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4.	CONTROLS AND PROCEDURES	33

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	35
ITEM 1A.	RISK FACTORS	35
ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	35
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36
ITEM 5.	OTHER INFORMATION	36
ITEM 6.	EXHIBITS	36

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

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made. You are advised, however, to consult any further disclosures we make on related subjects in future periodic reports on Form 10-Q and current reports on Form 8-K filed with the SEC. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$ 31,173,000	$ 26,209,000
Interest-bearing deposits in banks	565,000	719,000
Federal funds sold	290,000	-

Total cash and cash equivalents	32,028,000	26,928,000
Investment securities:
Held-to-maturity (market value of $78,743,000 and
$106,059,000 at June 30, 2008 and December 31, 2007, respectively)	79,957,000	106,858,000
Available-for-sale	6,382,000	6,433,000

Total Investment Securities	86,339,000	113,291,000
Loans, net of unearned income	725,846,000	698,458,000
Allowance for loan losses	(9,694,000)	(9,268,000)

Net Loans	716,152,000	689,190,000
Premises and equipment	11,056,000	10,143,000
Investment in real estate	544,000	577,000
Interest receivable and other assets	31,519,000	28,599,000

TOTAL ASSETS	$ 877,638,000	$ 868,728,000

LIABILITIES
Deposits:
Noninterest-bearing	$ 165,945,000	$ 158,461,000
Interest-bearing	561,498,000	557,612,000

Total Deposits	727,443,000	716,073,000
Short-term borrowings	55,200,000	61,800,000
Long-term debt and other borrowings	17,081,000	17,087,000
Accrued interest payable and other liabilities	17,856,000	18,340,000

Total Liabilities	817,580,000	813,300,000

SHAREHOLDERS' EQUITY
Common stock, no par value - 20,000,000 shares authorized;
3,924,044 and 3,536,322 issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	20,567,000	10,905,000
Additional paid-in capital	568,000	424,000
Retained earnings	40,337,000	45,452,000
Accumulated other comprehensive income (loss)	(1,414,000)	(1,353,000)

Total Shareholders' Equity	60,058,000	55,428,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 877,638,000	$ 868,728,000

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Quarter Ended June 30		Year to date June 30

	2008	2007	2008	2007

INTEREST INCOME
Loans (including fees)	$ 11,926,000	$ 12,231,000	$ 24,869,000	$ 23,645,000
Investment securities:
Taxable investment securities	969,000	1,385,000	2,083,000	2,856,000
Tax-exempt investment securities	38,000	44,000	76,000	88,000
Fed funds & other interest-bearing balances	6,000	59,000	14,000	127,000

Total Interest Income	12,939,000	13,719,000	27,042,000	26,716,000

INTEREST EXPENSE
Deposits	3,787,000	5,650,000	8,858,000	11,008,000
Short-term borrowings	370,000	310,000	880,000	400,000
Long-term borrowings	207,000	307,000	485,000	611,000

Total Interest Expense	4,364,000	6,267,000	10,223,000	12,019,000

Net Interest Income	8,575,000	7,452,000	16,819,000	14,697,000
Provision for loan losses	218,000	225,000	328,000	450,000

Net Interest Income After Loan Loss Provision	8,357,000	7,227,000	16,491,000	14,247,000

NONINTEREST INCOME
Service charges & fees on deposits	280,000	222,000	537,000	432,000
Other customer service fees	331,000	339,000	595,000	618,000
Other	267,000	304,000	516,000	555,000

Total Noninterest Income	878,000	865,000	1,648,000	1,605,000

NONINTEREST EXPENSE
Salaries and employee benefits	2,747,000	2,547,000	5,503,000	4,914,000
Occupancy	251,000	226,000	486,000	469,000
Furniture & equipment	309,000	262,000	597,000	501,000
Promotional	174,000	187,000	347,000	337,000
Professional	371,000	328,000	690,000	717,000
Other	682,000	526,000	1,298,000	989,000

Total Noninterest Expense	4,534,000	4,076,000	8,921,000	7,927,000

Income Before Taxes	4,701,000	4,016,000	9,218,000	7,925,000
Income Taxes	2,058,000	1,659,000	3,988,000	3,353,000

NET INCOME	$ 2,643,000	$ 2,357,000	$ 5,230,000	$ 4,572,000

Basic Earnings per Share	$ 0.67	$ 0.61	$ 1.33	$ 1.18

Diluted Earnings per Share	$ 0.65	$ 0.58	$ 1.29	$ 1.12

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Year to Date June 30

	2008	2007

Cash Flows From Operating Activities:
Net Income	$ 5,230,000	$ 4,572,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for possible loan losses	328,000	450,000
Depreciation and amortization	447,000	453,000
Stock-based compensation expense	144,000	167,000
Excess tax benefit from stock-based compensation	-	(10,000)
Net gain on sale of assets	-	(12,000)
Deferred income taxes	(249,000)	(403,000)
Net amortization (accretion) of investment securities	27,000	6,000
Increase in interest receivable and other assets	(2,685,000)	(1,456,000)
Increase in accrued interest payable and other liabilities	(429,000)	(975,000)

Total adjustments	(2,417,000)	(1,780,000)

Net Cash Provided by Operating Activities	2,813,000	2,792,000

Cash Flows From Investing Activities:
Proceeds from maturing and called investment securities	36,964,000	20,191,000
Purchases of investment securities	(10,040,000)	-
Net increase in loans made to customers	(27,390,000)	(43,998,000)
Net additions to premises and equipment	(1,327,000)	(2,317,000)

Net Cash Applied to Investing Activities	(1,793,000)	(26,124,000)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	(14,891,000)	41,983,000
Net increase (decrease) in certificates of deposit	26,261,000	1,783,000
Net increase (decrease) in short-term borrowings	(6,600,000)	(25,300,000)
Payments on long-term debt and other borrowings	(6,000)	(6,000)
Cash dividends paid	(1,074,000)	(951,000)
Excess Tax benefit from stock-based compensation	-	10,000
Proceeds from issuance of common stock	390,000	503,000

Net Cash Provided by Financing Activities	4,080,000	18,022,000

Net Increase (Decrease) in Cash and Cash Equivalents	5,100,000	(5,310,000)
Cash and Cash Equivalents, at Beginning of Period	26,928,000	37,779,000

Cash and Cash Equivalents, at End of Period	$ 32,028,000	$ 32,469,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$ 8,871,000	$ 11,045,000

Income taxes	$ 4,201,000	$ 3,756,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required for audited financial statements. In the opinion of Management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2008 and December 31, 2007, the results of operations for the six months ended June 30, 2008 and 2007, and cash flows for the six-month periods ended June 30, 2008 and 2007.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as well as other information included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the six-month periods ended June 30, 2008 and 2007 may not necessarily be indicative of the operating results for the full year.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes in conformance with the presentation in the current year financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption was permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company adopted SFAS No. 159 as of January 1, 2008. In accordance with SFAS No. 159, the Company elected not to value any additional financial assets or liabilities at fair value other than those already required under previous FASB pronouncements.

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

There are 20,000,000 shares of common stock, no par value, authorized. There were 3,924,044 and 3,536,322 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively. The Company also has 5,000,000 authorized shares of preferred stock, with 0 shares outstanding.

NOTE 2. STOCK COMPENSATION

Effective January 1, 2006, the Company adopted the new requirements of SFAS 123R on a prospective basis. Compensation expense was $144,000 and $167,000 for the six months ended June 30, 2008 and 2007, respectively.

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

The following is a summary of information pertaining to impaired loans:

	June 30, 2008	December 31, 2007

Impaired loans with specific valuation allowance	$ 4,614,000	$ -
Valuation allowance related to impaired loans	(1,458,000)	-
Impaired loans without specific valuation allowance	4,733,000	-

Impaired loans, net	$ 7,889,000	$ -

Interest income on impaired loans is recognized as earned on an accrual basis except for impaired loans that have been placed on nonaccrual status. $4,733,000 of the loans disclosed above, which had been classified as nonaccrual in prior periods but not impaired, were deemed to be impaired at June 30, 2008 and remained on nonaccrual status. Interest income received on nonaccrual impaired loans is recognized as received on a cash basis.

	Quarter to Date		Year to Date

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Average investment in impaired loans for the period	$ 9,444,000	$ -	$ 7,100,000	$ -
Interest recognized during the period for impaired
loans	166,000	-	166,000	-
Interest recognized on a cash basis during the period
for impaired loans	-	-	-	-

At June 30, 2008, approximately $18,000 in additional funds was committed to be advanced in connection with impaired loans.

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

Level 3 Unobservable inputs used to measure fair value to the extent that observable market based inputs are not available and that are supported by little or no market activity for the asset or liability. These unobservable inputs reflect the Company’s own estimates about the assumptions that market participants would use in pricing the asset or liability.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as, the general classification of such instruments pursuant to the valuation hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Market value at Reporting Date Using

			Significant
		Quoted Prices in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs (Level	Inputs
Description	June 30, 2008	(Level 1)	2)	(Level 3)

Assets:
Available-for-sale securities	$ 6,382,000	$ 2,389,000	$ 3,993,000	$ -

Liabilities:
Derivatives	6,830,000	-	6,830,000	-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is determined when full payment under the loan terms is not expected to be probable. Impaired loans can be carried at the present value of estimated future cash flows using the current loan rate, or the fair value of collateral if the loan is collateral dependent. If the carrying value of loans has been determined based on observable market prices or fair values of collateral, these amounts fall within the scope of SFAS 157 as a fair value measurement. Each quarter, certain loans are identified for evaluation for impairment. For each of the loans identified as impaired, the fair value of the loans was determined using either the fair value of underlying collateral as determined by an independent appraiser using sales of comparable collateral or based upon the present value of future cash flows. This type of fair value measurement falls within the scope of Level 3 Inputs.

Assets Measured at Fair Value on a Nonrecurring Basis

Fair Market value at Reporting Date Using

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other	Unobservable
		Assets	Observable	Inputs
Description	June 30, 2008	(Level 1)	Inputs (Level 2)	(Level 3)

Impaired Loans, net	$ 7,889,000	$ -	$ -	$ 7,889,000

NOTE 5. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $212,268,000 and standby letters of credit of approximately $9,247,000, at June 30, 2008. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $72,634,000 of loan commitments outstanding at June 30, 2008 related to real estate loans. The remaining commitments primarily relate to revolving lines of credit or commercial loans or other unused commitments, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

NOTE 6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the number of weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the six-month periods ended June 30 is reconciled as follows:

	Quarter Ended June 30		Year to date June 30
	2008	2007	2008	2007

Basic Earnings per Share:
Net income	$2,643,000	$2,357,000	$ 5,230,000	$ 4,572,000
Weighted average common shares outstanding (1)	3,924,000	3,884,000	3,919,000	3,873,000

Basic Earnings per Share	$0.67	$0.61	$ 1.33	$ 1.18

Diluted Earnings per Share:
Net income	$2,643,000	$2,357,000	$ 5,230,000	$ 4,572,000
Weighted average common shares outstanding (1)	3,924,000	3,884,000	3,919,000	3,873,000
Dilutive effect of outstanding options (1)	146,000	208,000	141,000	212,000

Weighted average common shares outstanding - Diluted	4,070,000	4,092,000	4,060,000	4,085,000

Diluted Earnings per Share	$0.65	$0.58	$ 1.29	$ 1.12

(1)	The number of weighted average common shares outstanding for all periods presented has been adjusted to reflect the effect of the 10% stock dividend paid on March 17, 2008.

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

	Quarter to Date June 30		Year to Date June 30
	2008	2007	2008	2007

Net Income	$2,643,000	$2,357,000	$ 5,230,000	$4,572,000
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) arising during the period on cash flow hedges	(153,000)	8,000	(231,000)	15,000
Unrealized holding gains (losses) arising during the period on securities	(36,000)	(69,000)	(15,000)	(69,000)
Unamortized post-retirement benefit obligation	47,000	54,000	99,000	108,000

Other Comprehensive Income (loss)	(142,000)	(7,000)	(147,000)	54,000

Total Comprehensive Income	$2,501,000	$2,350,000	$5,083,000	$4,626,000

NOTE 8. POST RETIREMENT BENEFITS

In accordance with SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", the Company provides the following interim disclosure related to its post-retirement benefit plan. The following table sets forth the effects of net periodic benefit cost for the six months ended June 30:

	Quarter Ended June 30		Year to Date June 30
	2008	2007	2008	2007

Service Cost	$ 74,000	$ 96,000	$ 148,000	$ 192,000
Interest Cost	132,000	120,000	263,000	239,000
Amortization of Unrecognized Prior Service Costs	78,000	78,000	156,000	156,000
Amortization of Net Obligation at Transition	-	-	-	-
Amortization of Unrecognized (Gains) and Losses	9,000	21,000	19,000	43,000

Net Periodic Pension and Post-Employment Benefits Cost	$ 293,000	$ 315,000	$ 586,000	$ 630,000

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

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. The results of operations for the six-month periods ended June 30, 2008 and 2007 may not necessarily be indicative of the operating results for the full year.

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

General Overview

San Joaquin Bancorp's customer base consists primarily of commercial customers. Through its subsidiary bank, San Joaquin Bank, the Company emphasizes professional, personal banking service directed primarily to small and medium-sized business and professionals, but also provides a full range of banking services available to individuals, public entities, and non-profit organizations.

Products, in general, include deposit accounts and loans. All other products offered are ancillary to these two main products. Deposit accounts consist of demand deposits and interest-bearing NOW, money market, savings, individual retirement accounts, and time deposits. Loans consist primarily of real estate, agricultural, and commercial loans. The products are mostly designed to meet the varying needs of commercial customers. Of total deposits, approximately 79% are from customers located in Kern County, California with the remaining 21% of deposits derived from customers in surrounding counties, public funds, certificate of deposit account registry services (CDARS), and brokered CDs. CDARS is a program that allows customers with deposits in excess of FDIC-insured limits to make large deposits with one CDARS network financial institution while accessing up to $50,000,000 in FDIC insurance protection through a network of CDARS member financial institutions. Approximately, 70% of loan customers are primarily located in Kern County. The remaining 30% are located in surrounding counties and throughout other states.

For the second quarter of 2008, the Company focused on these key elements: loan and deposit growth, loan pricing, cost of funding, liquidity, asset quality and capital adequacy. Although credit demand remained strong during the second quarter, a combination of maturing loans and careful loan underwriting resulted in total loans at the end of the quarter declining by approximately 4%, which also augmented the Company’s liquidity and capital ratios. Overall, loan growth for the six months ending June 30, 2008 remained consistent with Management’s expectations for the year. Loan pricing and how this impacted our net interest margin was an important focus in Management’s strategy for improving overall profitability in relation to credit and interest rate risk. The Company’s net interest margin expanded slightly during the quarter. Deposits remained relatively constant for the second quarter with a small decline of less than 1%. Cost of funding continued to improve for the second quarter through a combination of a lower rate environment and growth in lower cost deposits especially public funds and non-interest bearing deposits. Liquidity improved for the quarter due to the reduction in loan growth and investment maturities. Non-core borrowings from Federal Home Loan Bank advances declined due to improved liquidity. Capital increased moderately due primarily to earnings growth.

Financial Overview

At June 30, 2008, we had total consolidated assets of $877,552,000, an increase of 1.0% compared to $868,728,000 at year-end 2007, total consolidated net loans of $716,152,000, an increase of 3.9% compared to $689,190,000 at year-end 2007, total consolidated deposits of $727,443,000, an increase of 1.6% over $716,073,000 at year-end 2007, and consolidated shareholders’ equity of $59,972,000, an increase of 8.2% compared to $55,428,000 at year-end 2007.

We reported quarterly net income of $2,643,000 for the second quarter of 2008. Net income increased $286,000, or 12.1%, over the $2,357,000 reported in the second quarter of 2007. Diluted earnings per share were $0.65 for the second quarter of 2008 compared to $0.58 for the second quarter of 2007, an increase of 12.1% . For the second quarter of 2008, the annualized return on average assets (ROAA) and return on average equity (ROAE) were 1.18% and 17.98%, respectively, compared to 1.24% and 19.32%, respectively, for the same period in 2007. Net income for the second quarter of 2008 increased primarily due to an increase in net interest income while noninterest expenses increased moderately.

For the six months ended June 30, 2008, net income was $5,230,000, an increase of $658,000, or 14.4% compared to $4,572,000 reported in the same period of 2007. Diluted earnings per share were $1.29 and $1.12 for the year to date periods ended June 30, 2008 and 2007, respectively.

For the six months ended June 30, 2008, ROAA and ROAE were 1.18% and 18.18%, respectively, compared to 1.23% and 19.35% for the same period ended June 30, 2007.

The following table provides a summary of the major elements of income and expense for the periods indicated:

Condensed Comparative Income Statement (unaudited)

	Quarter Ended June 30			Year to date June 30

	2008	2007	% Change	2008	2007	% Change

Interest Income	$12,939,000	$13,719,000	-5.69%	$27,042,000	$26,716,000	1.22%
Interest Expense	4,364,000	6,267,000	-30.37%	10,223,000	12,019,000	-14.94%

Net Interest Income	8,575,000	7,452,000	15.07%	16,819,000	14,697,000	14.44%
Provision for Loan Losses	218,000	225,000	-3.11%	328,000	450,000	-27.11%

Net interest income after
provision for loan losses	8,357,000	7,227,000	15.64%	16,491,000	14,247,000	15.75%
Noninterest Income	878,000	865,000	1.50%	1,648,000	1,605,000	2.68%
Noninterest Expense	4,534,000	4,076,000	11.24%	8,921,000	7,927,000	12.54%

Income Before Taxes	4,701,000	4,016,000	17.06%	9,218,000	7,925,000	16.32%
Provision For Income Taxes	2,058,000	1,659,000	24.05%	3,988,000	3,353,000	18.94%

Net Income	$ 2,643,000	$ 2,357,000	12.13%	$ 5,230,000	$ 4,572,000	14.39%

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following two tables provide a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

		Quarter Ended June 30

(unaudited)(dollars in thousands)	2008			2007

			Avg	Avg		Avg
	Avg Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Earning assets:
Loans (1)	$ 750,396	$ 11,926	6.39%	$ 576,509	$ 12,231	8.51%
Taxable investments	90,995	969	4.28%	125,768	1,385	4.42%
Tax-exempt investments(2)	4,045	38	3.78%	4,629	44	3.81%
Fed funds sold and other
interest-bearing balances	427	6	5.65%	3,933	59	6.02%

Total earning assets	845,863	12,939	6.15%	710,839	13,719	7.74%

Cash & due from banks	20,609			24,428
Other assets	32,112			28,367

Total Assets	$ 898,584			$ 763,634

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 271,886	$ 1,744	2.58%	$ 295,196	3,238	4.40%
Savings	187,021	1,198	2.58%	153,424	1,799	4.70%
Time deposits	114,879	845	2.96%	50,627	613	4.86%
Other borrowings	83,986	577	2.76%	40,305	617	6.14%

Total interest-bearing liabilities	657,772	4,364	2.67%	539,552	6,267	4.66%

Noninterest-bearing deposits	155,714			164,120
Other liabilities	25,983			11,041

Total Liabilities	839,469			714,713

SHAREHOLDERS' EQUITY
Shareholders' equity	59,115			48,921

Total Liabilities and
Shareholders' Equity	$ 898,584			$ 763,634

Net Interest Income and
Net Interest Margin (3)		$ 8,575	4.08%		$ 7,452	4.20%

1)	Loan interest income includes fee income of $435,000 and $421,000 for the three months ended June 30, 2008 and 2007, respectively. Average balance of loans includes average deferred loan fees of $1,644,000 and $1,356,000 for June 30, 2008 and 2007, respectively. The average balance of nonaccrual loans is not significant as a percentage of total loans and, as such, has been included in net loans. Certain loans in 2008 and 2007 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

	Year to date June 30

(Unaudited)(dollars in thousands)	2008			2007

			Avg	Avg		Avg
	Avg Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Earning assets:
Loans, net of unearned (1)	$ 735,927	$ 24,869	6.80%	$ 554,828	$ 23,645	8.59%
Taxable investments	96,118	2,083	4.36%	130,509	2,856	4.41%
Tax-exempt investments(2)	4,052	76	3.77%	4,627	88	3.84%
Fed funds sold and other
interest-bearing balances	1,054	14	2.67%	4,920	127	5.21%

Total Earning Assets	837,151	27,042	6.50%	694,884	26,716	7.75%

Cash & due from Banks	22,381			26,082
Other assets	32,293			27,907

Total Assets	$ 891,825			$ 748,873

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 276,261	$ 4,242	3.09%	$ 294,794	6,463	4.42%
Savings	192,867	2,932	3.06%	142,643	3,303	4.67%
Time deposits	103,658	1,684	3.27%	51,770	1,242	4.84%
Other borrowings	82,090	1,365	3.34%	31,640	1,011	6.44%

Total interest-bearing liabilities	654,876	10,223	3.14%	520,847	12,019	4.65%

Noninterest-Bearing Deposits	156,439			168,958
Other Liabilities	22,655			11,421

Total Liabilities	833,970			701,226

SHAREHOLDERS' EQUITY
Shareholders' Equity	57,855			47,647

Total Liabilities and
Shareholders' Equity	$ 891,825			$ 748,873

Net Interest Income and
Net Interest Margin (3)		$ 16,819	4.04%		$ 14,697	4.27%

1)	Loan interest income includes fee income of $871,000 and $861,000 for the six months ended June 30, 2008 and 2007, respectively. Average balance of loans includes average deferred loan fees of $1,642,000 and $1,340,000 for June 30, 2008 and 2007, respectively. The average balance of nonaccrual loans is not significant as a percentage of total loans and, as such, has been included in net loans. Certain loans in 2008 and 2007 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

The following table sets forth changes in interest income and interest expense segregated for major categories of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume, and changes in rates. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

	Quarter Ended June 30
	2008 over 2007

(unaudited)(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	3,159	(3,464)	(305)
Taxable investment securities	(375)	(41)	(416)
Tax-exempt investment securities (2)	(6)	0	(6)
Fed funds sold and other interest-bearing balances	(50)	(3)	(53)

Total	2,728	(3,508)	(780)

Interest-Bearing Liabilities:
NOW and money market accounts	(239)	(1,255)	(1,494)
Savings deposits	333	(934)	(601)
Time deposits	543	(311)	232
Other borrowings	422	(462)	(40)

Total	1,059	(2,962)	(1,903)

Interest Differential	1,669	(546)	1,123

1)	Loan interest income includes fee income of $435,000 and $421,000 for the quarter ended June 30, 2008 and 2007, respectively. Certain loans in 2008 and 2007 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

	Year to date June 30
	2008 over 2007

(unaudited)(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	6,792	(5,568)	1,224
Taxable investment securities	(738)	(35)	(773)
Tax-exempt investment securities (2)	(11)	(1)	(12)
Fed funds sold and other interest-bearing balances	(70)	(43)	(113)

Total	5,973	(5,647)	326

Interest-Bearing Liabilities:

NOW and money market accounts	(383)	(1,838)	(2,221)
Savings deposits	968	(1,339)	(371)
Time deposits	945	(503)	442
Other borrowings	1,021	(667)	354

Total	2,551	(4,347)	(1,796)

Interest Differential	3,422	(1,300)	2,122

1)	Loan interest income includes fee income of $871,000 and $861,000 for the six months ended June 30, 2008 and 2007, respectively. Certain loans in 2008 and 2007 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

Net interest income, before provision for loan loss, was $8,575,000 for the quarter ended June 30, 2008 compared to $7,452,000 for the quarter ended June 30, 2007, an increase of $1,123,000, or 15.1% .

Interest Income – Second quarter 2008 Compared to 2007

Total interest income for the quarter ended June 30, 2008 was $12,939,000 compared to $13,719,000 for the quarter ended June 30, 2007, a decrease of $780,000 or 5.7% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the second quarter of 2008, total average earning assets were $845,863,000 compared to $710,839,000 during the second quarter of 2007, an increase of $135,024,000, or 19.0% . During the same period, the average rate received on earning assets decreased from 7.74% to 6.15%, or 159 basis points. Of the decrease in interest income, $3,508,000 was due to variances in the average rate earned on earning-assets which was partially offset by an increase of $2,728,000 due to variances in the volume of earning assets. Taxable investment securities and loans were the components of earning assets that contributed the majority of the decrease in interest income. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the second quarter of 2008, average loans, net of deferred fees and costs, were $750,396,000 compared to $576,509,000 during the second quarter of 2007, an increase of $173,887,000, or 30.2% . This increased volume of loans resulted in an increase in interest earned on average loans of $3,159,000 during the three months ended June 30, 2008, compared to the three months ended June 30, 2007. During this same time period, the average yield earned on average loans decreased from 8.51% to 6.39% . This 212 basis point decrease in average yield resulted in a decrease of $3,464,000 in interest earned on average net loans during the second quarter of 2008 compared to the second quarter of 2007. The net result was a decrease of $305,000 in interest earned on average net loans during the second quarter of 2008 compared with the same period of 2007.

Average taxable investment securities during the second quarter of 2008 were $90,995,000 compared to $125,768,000 during the same period of 2007, a decrease of $34,773,000, or 27.6% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $375,000 during the second quarter of 2008 compared to the second quarter of 2007. During the same period, average yield earned on average taxable securities decreased by 14 basis points, resulting in a decrease of $41,000 in interest earned on average taxable securities during the second quarter of 2008, compared to the same period of 2007. The net result was a decrease of $416,000 in interest earned on average taxable securities during the second quarter of 2008, compared to the second quarter of 2007.

The decrease in interest earned on tax-exempt securities for June 30, 2008 compared to June 30, 2007 was $6,000. Average tax-exempt securities decreased to $4,045,000 from $4,629,000 for a change of $584,000 or 12.6% . This volume decrease accounted for the $6,000 change in interest earned year over year. The average yield on tax-exempt securities decreased from 3.81% to 3.78% which did not materially contribute to the change in interest earned on tax-exempt investments year over year.

During the second quarter of 2008, average Federal Funds sold and other interest-bearing balances were $427,000 compared to $3,933,000 during the same period of 2007, a decrease of $3,506,000, or 89.1% . This decrease in volume resulted in a decrease in interest earned of $50,000 during the second quarter of 2008 compared to the second quarter of 2007. During the same period, average yield earned on these balances decreased by 37 basis points, resulting in a decrease of $3,000 in interest income during the second quarter of 2008, compared to the same period of 2007. The net result was a decrease of $53,000 in interest earned on Federal Funds sold and other interest-bearing balances during the second quarter of 2008, compared to the second quarter of 2007.

Interest Expense - Second quarter 2008 Compared to 2007

Total interest expense for the second quarter of 2008 was $4,364,000 compared to $6,267,000 for the second quarter of 2007, a decrease of $1,903,000, or 30.4% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the second quarter of 2008, total average interest-bearing liabilities were $657,772,000 compared to $539,552,000 during the second quarter of 2007, an increase of $118,220,000, or 21.9% . During the same period, the average rate paid on interest-bearing liabilities decreased from 4.66% to 2.67%, or 199 basis points. Of the decrease in interest expense, $2,962,000 was due to variances in the average rate paid on interest-bearing liabilities which was partly offset by an increase of $1,059,000 due to variances in the volume of interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The average balance of NOW and money market accounts decreased from $295,196,000 during the second quarter of 2007 to $271,886,000 during the second quarter of 2008, an decrease of $23,310,000, or 7.9% . This decreased volume of deposits resulted in a decrease in interest expense of $239,000 during the second quarter of 2008 compared to the second quarter of 2007, while the 182 basis point decrease in interest rates during the same period caused interest expense to decrease by $1,255,000. The net result was a decrease in interest expense on average NOW and money market accounts of $1,494,000 during the second quarter of 2008, compared to the second quarter of 2007.

Average savings deposits increased during the second quarter of 2008 to $187,021,000, compared to $153,424,000 during the second quarter of 2007, an increase of $33,597,000, or 21.9% . Because of the increase in average savings deposits, interest expense increased $333,000 during the second quarter of 2008, compared to the second quarter of 2007. Interest rates during this same period decreased by 212 basis points, resulting in a decrease in interest expense of $934,000 in the second quarter of 2008, compared to the second quarter of 2007. The net result was a decrease of $601,000 in interest expense on average savings deposits during the second quarter of 2008 versus the second quarter of 2007.

Average time deposits during the second quarter of 2008 increased to $114,879,000, compared to $50,627,000 during the second quarter of 2007, an increase of $64,252,000, or 126.9% . Participation in the CDARS network and other brokered deposits contributed to the overall increase in time deposits. This increase in average time deposits caused interest expense to increase by $543,000 in the second quarter of 2008 compared to the second quarter of 2007, and the 190 basis point decrease in interest rates on average time deposits caused interest expense to decrease by $311,000 during this same time period. These two factors resulted in the net increase in interest expense on average time deposits of $232,000 in the second quarter of 2008 compared to the second quarter of 2007.

Average other borrowings increased during the second quarter of 2008 to $83,986,000 compared to $40,305,000 during the second quarter of 2007, an increase of $43,681,000, or 108.4% . The increase in average other borrowings was primarily the result of an increase in Federal Home Loan Bank Advances. The increase in average other borrowings resulted in an increase in interest expense of $422,000 during the second quarter of 2008, compared to the second quarter of 2007, while a 338 basis point decrease in interest rates paid on average other borrowings caused interest expense to decrease by $462,000 during this same year-over-year time period. The net result was a decrease of $40,000 in interest expense on other borrowings during the second quarter of 2008 compared to the second quarter of 2007.

Interest Income - Year to Date for 2008 Compared to 2007

Total interest income year to date through June 30, 2008 was $27,042,000 compared to $26,716,000 for the same period ended June 30, 2007, an increase of $326,000 or 1.2% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the year-to-date period in 2008, total average earning assets were $837,151,000 compared to $694,884,000 during the same period in 2007, an increase of $142,267,000, or 20.5% . During the same period, the average rate paid on earning assets decreased from 7.75% to 6.50%, or 125 basis points. Of the increase in interest income, $5,973,000 was due to variances in the volume of earning assets which was largely offset by a decrease of $5,647,000 due to variances in the average rate earned on earning assets. Loans were the component of earning assets that contributed the majority of the increase in interest income, which were partially offset by declines in taxable investment securities and Federal Funds sold and other interest-bearing balances. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the year-to-date period through 2008, average loans, net of deferred fees and costs, were $735,937,000 compared to $554,828,000 during the same period in 2007, an increase of $181,109,000, or 32.6% . This increased volume of loans resulted in an increase in interest earned on average loans of $6,792,000 during the year-to-date period ended June 30, 2008, compared to the same period ended June 30, 2007. During this same time period, the average yield earned on average loans decreased from 8.59% to 6.80% . This 179 basis point decrease in average yield resulted in a decrease of $5,568,000 in interest earned on average net loans during the year-to-date period in 2008 compared to the same period in 2007. The net result was an increase of $1,224,000 in interest earned on average net loans for the year-to-date period in 2008 compared with the same period of 2007.

Average taxable investment securities year to date in 2008 were $96,118,000 compared to $130,509,000 during the same period of 2007, a decrease of $34,391,000, or 26.4% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $738,000 year to date in 2008 compared to the same period in 2007. During the same period, average yield earned on average taxable securities decreased by 5 basis points, resulting in a decrease of $35,000 in interest earned on average taxable securities during the year-to-date period in 2008, compared to the same period of 2007. The net result was a decrease of $773,000 in interest earned on average taxable securities for the year-to-date period in 2008, compared to the same period in 2007.

Average tax-exempt securities for the year-to-date period 2008 versus 2007 decreased to $4,052,000 from $4,627,000 for a change of $575,000 or 12.4% . This volume decrease accounted for $11,000 of the change in interest earned year over year. The average yield on tax-exempt securities decreased from 3.84% to 3.77% and accounted for the additional $1,000 of the decrease in interest earned year over year.

Year to date in 2008, average Federal Funds sold and other interest-bearing balances were $1,054,000 compared to $4,920,000 during the same period of 2007, a decrease of $3,866,000, or 78.6% . This decrease in volume resulted in a decrease in interest earned of $70,000 year to date in 2008 compared to the same period in 2007. During the same period, average yield earned on these balances decreased by 254 basis points, resulting in a decrease of $43,000 in interest income in 2008, compared to the same period of 2007. The net result was a decrease of $113,000 in interest earned on Federal Funds sold and other interest-bearing balances during year to date in 2008, compared to the year-to-date period 2007.

Interest Expense - Year-to-Date for 2008 Compared to 2007

Total interest expense year to date for 2008 was $10,223,000 compared to $12,019,000 for the same period in 2007, a decrease of $1,796,000, or 14.9% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. Total average interest-bearing liabilities year to date were $654,876,000 at June 30, 2008 compared to $520,847,000 average year to date at June 30, 2007, an increase of

$134,029,000, or 25.7% . During the same period, the average rate paid on interest-bearing liabilities decreased from 4.65% to 3.14%, or 151 basis points. Of the decrease in interest expense, $4,347,000 was due to variances in the average rate paid on interest-bearing liabilities which was partially offset by an increase of $2,551,000 due to variances in the volume of interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year over year, we experienced changes in average balances and average yields on these balances as follows:

The year-to-date average balance of NOW and money market accounts through June 30, 2008 decreased to $276,261,000 from $294,794,000 for the six months ended June 30, 2007, a change of $18,533,000, or 6.3% . This decreased volume of deposits resulted in a decrease in year-to-date interest expense of $383,000 in 2008 compared to the same period in 2007, while the 133 basis point decrease in interest rates during the same period caused interest expense to decrease by $1,838,000. The net result was a decrease in interest expense on average NOW and money market accounts of $2,221,000 year to date in 2008, compared to the same period in 2007.

Average savings deposits increased year to date in 2008 to $192,867,000, compared to $142,643,000 year to date in 2007, an increase of $50,224,000, or 35.2% . Because of the increase in average savings deposits, interest expense increased $968,000 year to date in 2008, compared to the same period in 2007. Interest rates during this same period decreased by 161 basis points, resulting in a decrease in interest expense of $1,339,000 year to date in 2008, compared to year to date 2007. The net result was a decrease of $371,000 in interest expense year to date on average savings deposits in 2008 versus the same period in 2007.

Average time deposits year to date for 2008 increased to $103,658,000, compared to $51,770,000 in 2007 for the same period, an increase of $51,888,000, or 100.2% . This increase in average time deposits caused interest expense to increase by $945,000 in 2008 compared to 2007 on a year-to-date comparative basis, and the 157 basis point decrease in interest rates on average time deposits caused interest expense to decrease by $503,000 during this same time period. These two factors resulted in the net increase in year-to-date interest expense on average time deposits of $442,000 for the comparative periods in 2008 and 2007.

Average other borrowings increased year to date for 2008 to $82,090,000 compared to $31,640,000 year to date in 2007, an increase of $50,450,000, or 159.5% . The increase in average other borrowings was primarily the result of an increase in overnight advances from the Federal Home Loan Bank. Increased loan demand year over year prompted the need for additional funding. The increase in average other borrowings resulted in an increase in interest expense of $1,021,000 year to date in 2008, compared to the same period in 2007, while a 310 basis point decrease in interest rates paid on average other borrowings caused interest expense to decrease by $667,000 during this same year-over-year time period. The net result was an increase of $354,000 in interest expense on other borrowings year to date in 2008 compared to the same period in 2007.

Net Interest Margin

The annualized net interest margin, net interest income divided by average earning assets, for the second quarter of 2008 was 4.08% compared to 4.20% for the second quarter of 2007, a decrease of 12 basis points. Annualized net interest margin year to date for 2008 was 4.04% compared to 4.27% year to date in 2007. This decrease was primarily the result of decreased yields on earning assets, primarily loans, and delayed cost of funds repricing such as interest rates paid on deposits and noncore funding sources. In the current rate environment, Management expects that the net interest margin may remain constant or expand slightly for the remainder of 2008, although this will largely be dependent upon the continued stability of funding costs and changes in interest rates.

Provision for Loan Losses

We made a $218,000 addition to the allowance for loan losses in the second quarter of 2008 compared to an addition of $225,000 in the second quarter of 2007. Year to date, the addition amounted to $328,000 in 2008 compared to $450,000 in 2007. The provision for loan losses is based upon in-depth analysis, in which Management considers many factors, including changes in historical loss ratios, concentration risks, lending policies and procedures, local and regional economic conditions, nature of the portfolio and terms of loans, experience, ability and depth of lending management, credit quality, quality of the loan review system, collateral values, and effects of other external factors, such as competition, legal and regulatory requirements to maintain an allowance for loan losses in accordance with GAAP and the federal banking agencies’ 2006 Interagency Policy Statement on the Allowance for Loan and Lease

Losses. Based upon information known to management at the date of this report, management believes that these additions to the total allowance for loan losses allow the Company to maintain an adequate reserve to absorb losses inherent in the loan portfolio. The total allowance for loan losses was $9,694,000 at June 30, 2008, compared to $9,268,000 at December 31, 2007, an increase of $426,000, or 4.6% . The ratio of the allowance for loan losses to total loans, net of unearned income, increased to 1.34% at June 30, 2008 compared to 1.33% at December 31, 2007. For further information regarding our allowance for loan losses, see the “Classified Loans”, “Impaired Loans”, and “Allowance for Loan Losses” discussion later in this item.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $878,000 in the second quarter of 2008, which was an increase of $13,000, or 1.5%, over $865,000 in the second quarter of 2007. For the six months ended June 30, 2008, noninterest income increased to $1,648,000, a $43,000 improvement, or 2.7%, compared to the same period in 2007. Service charges and fees on deposits increased $58,000, or 26.1%, during the quarter ended June 30, 2008 compared to the same period of 2007 and improved by $105,000, or 24.3%, to $537,000 for the first six months of 2008 compared to the same period in 2007. Other customer service fees were down $8,000 in the second quarter of 2008 as compared to the second quarter of 2007 and down $23,000 for the first half of 2008 compared to 2007. Other noninterest income decreased $37,000 during the second quarter of 2008 compared to the second quarter of 2007 and was down $39,000 for the first six months of 2008 compared to 2007.

Noninterest Expense

Compared to the second quarter of 2007, noninterest expense for the second quarter of 2008 increased $458,000, or 11.2%, to a total of $4,534,000. Salaries and benefits, data processing, and deposit insurance assessments accounted for the majority of the increase. On a year-to-date basis, noninterest expense was $8,921,000 and $7,927,000 for 2008 and 2007, respectively. This was an increase of $994,000 or 12.5% year over year. Noninterest expense primarily consists of salary and employee benefits, occupancy and furniture and equipment expense, deposit insurance assessments, promotional expenses, professional expenses, and other miscellaneous noninterest expenses.

Salary and employee benefits increased $200,000, or 7.9%, to $2,747,000 during the second quarter of 2008 compared to the second quarter of 2007. The increase in salary and employee benefits was due primarily to normal salary increases compared to the prior year. Salary and employee benefits expense also included additional compensation expense from granting of incentive stock options under SFAS 123R of $57,000 and $48,000 for the three months ended June 30, 2008 and 2007, respectively. Year to date, the expense for salary and employee benefits was $5,503,000 and $4,914,000 for 2008 and 2007, an increase of $589,000 or 12.0% .

Occupancy and furniture and equipment expense increased by $72,000, to $560,000 during the second quarter of 2008 compared to the second quarter of 2007. Year-to-date expense increased $113,000 to $1,083,000 for 2008 compared to $970,000 in 2007.

Promotional expenses for the quarter ended June 30, 2008 were $174,000, a decrease of $13,000, or 7.0%, as compared to $187,000 in the same period in the prior year. Promotional expense on a year to date basis increased $10,000, or 3.0%, to $347,000 in 2008 compared to $337,000 in 2007.

Professional expenses were $371,000 for the second quarter of 2008, an increase of $43,000, or 13.1% as compared to $328,000 in the second quarter of 2007. Professional expense year to date was $690,000 in 2008 compared to $717,000 in 2007, a decrease of $27,000, or 3.8% .

Other expenses for the second quarter of 2008 totaled $682,000, which was an increase of $156,000 compared to $526,000 in the second quarter of 2007. Year to date, other expenses were $1,298,000 for 2008 compared to $989,000 in 2007, an increase of $309,000, or 31.2% . The year-over-year increase resulted primarily from additional deposit insurance assessments due to expiration of bank insurance fund credits in 2007.

The efficiency ratio for the three month periods ended June 30, 2008 improved to 47.9% compared to 49.0% for the same period in the prior year. For the year-to-date periods ended June 30, 2008 and 2007 the efficiency ratios were 48.3% and 48.6%, respectively. The efficiency ratio represents the percentage of the Company’s net operating profit that is lost to overhead expenses. The decrease in the ratio for three and six month periods ended June 30, 2008, as compared to the same periods in the prior year, indicates improvement in the operating efficiency of the Company.

Provision for Income Taxes

We recorded income tax expense of $2,058,000 in the second quarter of 2008 compared to $1,659,000 in the second quarter of 2007. The increase in the provision for income tax in the three month period ended June 30, 2008 was primarily due to increased operating income, nondeductible items of expense for tax purposes such as incentive stock option expense, disallowed interest expense to carry tax-exempt obligations, and other adjustments to tax accruals as compared to the same periods in the prior year. The effective tax rates for the three-month periods ended June 30, 2008 and 2007 were 43.8% and 41.3%, respectively. On a year-to-date basis, income tax expense for 2008 was $3,988,000 compared to $3,353,000 in 2007, an increase of $635,000 or 18.9% . The effective tax rates year to date were 43.3% and 42.3% for the periods ended June 30, 2008 and 2007, respectively.

Securities

At June 30, 2008, held-to-maturity securities had a market value of $78,743,000 with an amortized cost basis of $79,957,000. On an amortized cost basis, the held-to-maturity investment portfolio decreased $26,901,000 from the December 31, 2007 balance of $106,858,000, a decrease of 25.2% . The decrease in the portfolio was due to the maturity of U.S. Government Agency securities of $22,420,000 and mortgage-backed securities of $4,481,000. The unrealized pretax loss on held-to-maturity securities at June 30, 2008 was $1,214,000, as compared to an unrealized loss of $799,000 at December 31, 2007. The unrealized pretax loss was caused by the increases in interest rates on comparable financial instruments with similar remaining maturities. As a general rule, the market price of fixed rate investment securities will increase as interest rates decline and decrease as interest rates rise. Inasmuch as these investment securities are classified as held-to-maturity, we expect to hold all such securities until they reach their respective maturity dates and, therefore, we do not anticipate recognizing any gains or losses on these securities. At June 30, 2008, available-for-sale securities had a market value of $6,382,000 compared to $6,433,000 at the end of 2007. The unrealized pretax loss on available-for-sale securities at June 30, 2008 was $123,000 compared to $76,000 at December 31, 2007. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income in shareholders’ equity on an after-tax basis. We classify individual investments as available-for-sale based upon liquidity and capital needs at the time of purchase.

Loans

The ending balance for loans, net of unearned income at June 30, 2008 was $725,846,000, which was an increase of $27,388,000, or 3.9%, from the year-end 2007 balance of $698,458,000. While this balance reflects a modest increase in the total loan portfolio since year end 2007, it represents a decrease of $32,000,000 from the total of $757,857,000 at March 31, 2008. The quarter over quarter decline is primarily attributable to management’s caution in connection with local and national economic conditions. Since year-end 2007, significant changes in our loan portfolio were as follows: real estate loans have increased from $597,152,000 at December 31, 2007 to $631,024,000 at June 30, 2008 (5.7%); and, commercial loans have decreased from $76,312,000 at December 31, 2007 to $66,649,000 at June 30, 2008 (12.7%) . Based on currently available economic data and related information, Management believes that loan demand for Kern County and the greater Bakersfield area will remain fairly constant throughout the remainder of 2008.

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

Ultimately, the credit quality of our loans may be influenced by underlying trends in the national and local economic and business cycles. Our business is mostly concentrated in Kern County, California. Our economy is diversified between agriculture, oil, light industry, and warehousing and distribution. As a result, we often lend money to individuals and companies that are dependent upon these industries.

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $703,658,000 at June 30, 2008. Management believes that increases in loan concentrations could have an adverse impact on the collectibility of these loans if there is a substantial decline in the economy in general, a decline in real estate values in our primary market area in particular, illiquidity in the local real estate market or a substantial increase in interest rates. The ultimate recovery of these loans is generally dependent upon the successful operation, sale or refinancing of the real estate. We monitor the effects of current and expected market conditions and other factors on the collectibility of real estate loans and include the potential effects of these factors in the analysis of the allowance for loan and lease losses. When, in our judgment, these loans are impaired, a valuation allowance for the impaired amount, if any, is included in the determination of the allowance for loan and lease losses. The more significant assumptions we consider involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in most instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect our future prospects and results of operations.

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

Nonaccrual, Past Due, Restructured Loans and Foreclosed Assets

We generally place loans on nonaccrual status when they become 90 days past due as to principal or interest, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans or portions thereof are charged off when, in our opinion, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans performing in compliance with modified terms and OREO at June 30, 2008 and December 31, 2007:

(data in thousands, except percentages)	June 30, 2008	December 31, 2007

Past due 90 days or more and still accruing:
Commercial	$ 7	$ -
Real estate	8	300
Consumer and other	128	20
Nonaccrual:
Commercial	1,004	1,384
Real estate	3,729	3,364
Consumer and other	-	-
Restructured (in compliance with modified
terms)	-	-

Total nonperforming and restructured loans	4,876	5,068

Foreclosed Assets	-	-

Total nonperforming and restructured assets	$ 4,876	$ 5,068

Allowance for loan losses as a percentage of
nonperforming and restructured loans	198.81%	182.87%
Nonperforming and restructured loans to total loans,
net of unearned income	0.67%	0.73%
Allowance for loan losses to nonperforming and
restructured assets	198.81%	182.87%
Nonperforming and restructured assets to total assets	0.56%	0.58%

At June 30, 2008, there were nonperforming and restructured loans which totaled $4,876,000 compared to $5,068,000 at December 31, 2007, a decrease of $192,000. $3,949,000 of nonaccrual loans at June 30, 2008 were originally placed on nonaccrual status in the first half of 2007 due to uncertainty regarding the collection of interest in the near term. These loans are well secured primarily by receivables and equipment and to a lesser extent by commercial and residential real estate. In prior periods, management evaluated all nonaccrual loans to determine the collectibility of all amounts due, including interest accrued at the contractual interest rate, under the terms of the contracts. Based upon our most recent evaluation, at June 30, 2008, Management determined that it was probable that we would not collect all interest due at the contractual interest rate under the terms of the loan agreements due to increased delays in payments and uncertainty of future cash flows related to the customers. While Management believes that the collateral securing these loans adequately protects against further loss on these loans, factors beyond our control or ability to predict, such as further deterioration in economic conditions and collateral values could adversely impact these loans.  During the second quarter of 2008, we continued to closely monitor and actively pursue the collection of all loans classified as nonperforming. At June 30, 2008, nonperforming and restructured loans decreased to 0.67% of total loans, net of unearned income, compared to 0.73% at December 31, 2007. The ratio of nonperforming and restructured assets to total assets decreased to 0.56% at June 30, 2008 compared to 0.58% at December 31, 2007.

Generally, when a loan is placed on nonaccrual, it is the Company’s policy to apply payments against the principal balance of the loan until such time as full collection of the principal balance is expected. The amount of gross interest income that would have been recorded for nonaccrual loans for the three months ended June 30, 2008, if all such loans had been current in accordance with their original terms, was $137,000. The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended June 30, 2008, totaled $0. Nonaccrual loans may or may not also be considered impaired. All nonaccrual loans are also considered “classified.” See the discussions under “Impaired Loans” and Classified Loans” for further information.

Impaired Loans

Under generally accepted accounting principles, a loan is considered impaired when, based on current information and events, it is probable that we may be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Under some circumstances, a loan which is deemed impaired may still perform in accordance with its contractual terms. Loans that are considered impaired are generally not placed on nonaccrual status unless the loan becomes 90 days or more past due. Through our comprehensive credit review process, Management identifies individual loans that are to be evaluated for impairment on a quarterly basis.

At June 30, 2008, the total recorded investment in impaired loans was $9,347,000 compared to $4,643,000 at March 31, 2008 and $0 at December 31, 2007, as determined under SFAS No. 114. The increase in impaired loans in the first quarter of 2008 was due to a decline in collateral values for certain of our collateral dependent real estate development loans. The increase in the second quarter was the result of Management’s assessment of nonaccrual loans that are regularly evaluated for impairment. Based upon our most recent evaluation, at June 30, 2008, Management determined that it was probable that we would not collect all interest due at the contractual interest rate under the terms of the loan agreements due to increased delays in payments and uncertainty of future cash flows related to the customers with nonaccrual loans.

Impaired loans included $4,733,000 in nonaccrual loans at June 30, 2008 compared to $0 at March 31, 2008 and $0 at December 31, 2007. The remainder of impaired loans at each of these dates were accruing and performing in accordance with the terms of their agreements. All impaired loans are also considered “Classified.” See the discussions under “Nonaccrual, Past Due, Restructured Loans and Foreclosed Assets” and “Classified Loans” for further information.

The allowance accrual included in the total allowance for loans losses due to impairment of loans was $1,458,000 at June 30, 2008 compared to $1,129,000 at March 31, 2008 and $0 at December 31, 2007.

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

The primary accountability for risk rating management resides with the account officer. The Credit Review Department is responsible for confirming the risk rating after reviewing all the credit factors independently of the account officer. The rating assigned to a credit is the one determined to be appropriate by the Credit Review Department. The views of examiners from the California Department of Financial Institutions and the Federal Reserve Bank of San Francisco are also factored into the risk rating for individual loans and, in some instances, the Company may reassess its risk ratings for certain loans following input from federal and state bank regulatory agencies.

The loans we consider “classified” are those that have a credit risk rating of 6 through 8. These are the loans and other credit facilities that we consider to be of the greatest risk to us and, therefore, they receive the highest level of attention by our account officers and senior credit management officers.

During the second quarter of 2008, the Company continued to closely monitor all of its more significant loans, including all loans previously classified, due to heightened credit risk primarily in the real estate development market within the Company’s primary market area and more general concerns about the economy. Although no amount of the loans classified resulted in a charge-off, current market conditions, concentration risks, and recent collateral value appraisals warranted heightened attention.

At June 30, 2008, the Company had $19,194,000 in classified loans compared to $20,048,000 at March 31, 2008 and $7,754,000 at December 31, 2007

While many of these classified loans were believed by management to be performing in accordance with their original terms as of June 30, 2008, the change in classification was primarily due to management’s assessment of a potential deterioration in the credit quality of the borrower, change in collateral values due to current market conditions, and the borrower’s ability to continue to make required principal and interest payments. Classified loans included $9,347,000 in impaired loans at June 30, 2008 compared to $4,643,000 at March 31, 2008 and $0 at December 31, 2008. Classified loans also included $0 in unimpaired nonaccrual loans at June 30, 2008 compared to $4,994,000 at March 31, 2008 and $4,748,000 at December 31, 2008. The remainder of classified loans at these dates were not impaired or on nonaccrual status.

The loans and other credit facilities considered classified are also allocated a specific amount in the allowance for loan losses, as further explained in the “Allowance for Loan Losses” section herein.

Other than classified loans, including impaired loans, at June 30, 2008, we are not aware of any other potential problem loans which were accruing and current at June 30, 2008, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Allowance for Loan and Lease Losses

We maintain an Allowance for Loan and Lease Losses (“ALLL”) that reflects an amount believed by management to be prudent and conservative. The ALLL represents management’s best estimate of known and inherent losses in the existing loan portfolio. The ALLL is based on our regular assessments of the probable losses inherent in the loan portfolio and, to a lesser extent, unused commitments to provide financing. Determining the adequacy of the ALLL and the related process, methodology, and underlying assumptions requires a substantial degree of management judgment and consideration of significant factors that may affect the collectibility of the portfolio as of the evaluation date. Our methodology for measuring the appropriate level of the allowance relies on key elements, which include an allocated and an unallocated reserve.

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

At June 30, 2008, the formula allowance was $8,378,000 compared to $7,624,000 at December 31, 2007. In addition to an allowance based upon historical losses, the formula allowance included a specific allowance for classified loans and adjustments for current factors of $7,199,000 at June 30, 2008, compared to $6,153,000 at December 31, 2007. The specific allowance includes a valuation allowance for impaired loans of $1,458,000 at June 30, 2008 and $0 at December 31, 2008. See notes 3 and 4 to the Unaudited Consolidated Financial Statements in Item 1, herein.

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
  Changes in the nature and of the portfolio and in the terms of loans;
  Changes in the experience, ability, and depth of lending management and other relevant staff;
  Changes in the quality of the institution’s loan review system; and,
  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

At June 30, 2008 and December 31, 2007 there was $1,316,000 and $1,644,000, respectively, in the allowance for loan losses that was unallocated. The unallocated reserve represents an amount over and above the amount determined using the factors discussed above.

There can be no assurance that the adverse impact of any of these conditions will not be in excess of the combined allowance for loan losses as determined by us at June 30, 2008 and set forth in the preceding paragraphs.

For the year to date period ended June 30, 2008 we experienced net recoveries of $98,000 compared to net charge offs of $32,000 for the same period in the prior year.

The allowance for loan losses totaled $9,694,000 or 1.34% of total loans at June 30, 2008, compared to $9,268,000 or 1.33% of total loans at December 31, 2007. At these dates, the allowance represented 198.8% and 182.9% of nonperforming and restructured loans, respectively.

It is our policy to maintain the allowance for loan losses at a level considered adequate for risks inherent in the loan portfolio. Based on information currently available to Management, including economic factors, overall credit quality, historical delinquency and history of actual charge-offs, as of June 30, 2008, we believe that the allowance for loan losses is adequate. However, no prediction of the ultimate level of additional provisions to our allowance or loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Year to Date June 30

	2008	2007

Beginning Balance	$ 9,268,000	$ 8,409,000
Provision charged to expense	328,000	225,000
Loans charged off	-	(38,000)
Recoveries	98,000	6,000

Ending Balance	$ 9,694,000	$ 8,602,000

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

Our sources of liquidity consist primarily of cash and balances due from banks, federal funds sold, unpledged marketable investment securities, overnight federal fund credit lines with correspondent banks, and Federal Home Loan Bank (FHLB) advances. At June 30, 2008, consolidated liquid assets totaled $34,941,000 or 4.0% of total consolidated assets as compared to $34,176,000, or 3.9% of total consolidated assets at December 31, 2007. The increase of $765,000 or 2.2% was primarily due to an increase in cash and cash equivalents which was partially offset by maturities of unpledged marketable investment securities. At June 30, 2008, liquid assets consisted of cash and balances due from banks and unpledged investment securities. In addition to liquid assets, we maintain short-term overnight federal fund credit lines with correspondent banks and FHLB advance credit lines. At June 30, 2008 and December 31, 2007, we had $40,000,000 available under these federal fund credit lines. At June 30, 2008, $0 was outstanding under these credit lines. Federal fund daily rates are based on market rates for short-term overnight funds and are due on demand. These are uncommitted lines under which availability is subject to funding needs of the issuing banks. At June 30, 2008 and December 31, 2007, the Company had remaining borrowing availability from FHLB advances of $40,131,000 and $36,350,000, respectively. The Company had $55,200,000 in FHLB advances outstanding at June 30, 2008. This was a decrease of $6,600,000 compared to $61,800,000 outstanding at December 31, 2007. FHLB advances are available in both overnight and term. Rates are fixed under both advance types and are determined by market rates of comparable instruments.

The Company also has other options available should its funding needs increase beyond the maximum availability under current credit lines or in lieu of these lines. These include, but are not limited to, brokered deposits, other deposit programs, and public funds as other sources of liquidity. However, some of these options could increase the Company's average cost of funds and impact the net interest margin.

We serve primarily a business and professional customer base and, as such, our deposit base is susceptible to economic fluctuations. Accordingly, we strive to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

Our total shareholders’ equity was $59,972,000 at June 30, 2008, compared to $55,428,000 at December 31, 2007, an increase of $4,544,000, or 8.2% . The change is the result of the year-to-date earnings, issuance of capital stock due to the exercise of stock options, the change in other comprehensive income or loss, and the payout of a cash dividend to shareholders in February, 2008.

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

The following table sets forth the Company’s capital ratios at June 30, 2008 and the minimum capital requirements for both under the regulatory guidelines discussed above:

			For Capital	To Be Categorized
	June 30, 2008	December 31, 2007	Adequacy Purposes	"Well Capitalized"

Tier 1 leverage ratio	7.96%	8.05%	4%	5%
Tier 1 capital to risk-weighted assets	9.15%	8.49%	4%	6%
Total risk-based capital ratio	11.16%	10.43%	8%	10%

We met the “well capitalized” ratio measures at June 30, 2008.

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

Trust Preferred Securities

On September 1, 2006, San Joaquin Bancorp and San Joaquin Bancorp Trust #1, a Delaware statutory trust, entered into a Purchase Agreement with TWE, Ltd. for the sale of $10,000,000 of floating rate trust preferred securities issued by the Trust and guaranteed by the Company. On September 1, 2006, the Trust issued $10,000,000 of trust preferred securities to TWE, Ltd. and $310,000 of common securities to the Company under an Amended and Restated Declaration of Trust, dated as of September 1, 2006. The trust preferred securities are guaranteed by the Company on a subordinated basis pursuant to a Guarantee Agreement, dated as of September 1, 2006.

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

In June 2008, the Company hedged the trust preferred securities by entering into an interest rate swap agreement with a third party. Under the terms of the interest rate swap agreement the company agreed pay a third party a fixed rate of 4.79% in exchange for receiving a floating rate payment equal to the three-month LIBOR index. As a result, the hedge has the practical effect of fixing our interest payments related to the hedge and underlying trust preferred securities at 6.39% . The interest rate swap serves as a cash flow hedge and protects against the effect of increases in interest rates on the hedged item. For further information, refer to the discussion of derivative financial instruments under the heading “Off-Balance Sheet Items.”

Off-Balance Sheet Items

As of June 30, 2008 and December 31, 2007, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk, except for the interest rate cap contracts and interest rate swap agreements described herein. See Note 5 to the consolidated financial statements for further information.

On-Balance sheet Derivative Instruments and Hedging Activities

Derivative Financial Instruments

The Company has stand alone derivative financial instruments in the form of interest rate cap contracts and interest rate swap agreements. Interest rate cap contracts derive their value from the difference between the cap rates and current interest rates based on an index rate. Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheet as other assets or other liabilities.

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

Interest Rate Risk Management - Cash Flow Hedging Instruments

During the second quarter of 2008, we entered into one interest rate swap agreement with a third party to manage the interest rate change risk that may affect the amount of interest expense of our trust preferred securities discussed in the preceding section under “Capital Resources.” The interest rate swap agreement is a derivative financial instrument that qualifies as a cash flow hedge. Under an interest rate swap agreement, we agree to pay a series of fixed payments in exchange for receiving a series of floating rate payments based upon the three-month LIBOR from the third party.

The interest rate swap agreements are considered to be a hedge against changes in the amount of future cash flows associated with our interest expense for our trust preferred securities. Accordingly, the interest rate cap contracts are recorded at fair value in our consolidated balance sheet and the related unrealized gains or losses on these contracts are recorded in shareholders’ equity as a component of accumulated other comprehensive income. To the extent that this contract is not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

At June 30, 2008, we had interest rate swap agreements that qualified as cash flow hedges on $10,000,000 notional amount of indebtedness that matured. The net gain or loss on the ineffective portion of this interest rate swap agreement was not material for the quarter ended June 30, 2008.

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

During the quarter ended June 30, 2008, the two interest rate cap contracts on $14,000,000 notional amount of indebtedness matured. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively. The net gain or loss on the ineffective portion of these interest rate cap contracts was not material for the quarter ended June 30, 2008, or for the year ended December 31, 2007.

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

As of June 30, 2008, we had interest rate swap agreements on $186,213,000 notional amount of indebtedness as compared to $145,630,000 at December 31, 2007. As of June 30, 2008, the fair value of the swaps was a liability of $6,830,000 and is included with other liabilities on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the fixed-rate loans. The ineffective portion of the interest rate swap agreements for the six months ended June 30, 2008 was a $17,000 loss compared to a $3,000 gain for the six months ended June 30, 2007. The ineffectiveness was recognized as an adjustment to noninterest expense for the each of the respective periods.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At June 30, 2008, investment securities with a market value of $18,607,000 were pledged by us as collateral for interest rate swap agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The goal for managing our assets and liabilities is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing ourselves to undue interest rate risk. Our Board of Directors has overall responsibility for our interest rate risk management policies. We have an Asset/Liability Management Committee (ALCO), which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. The Company does not engage in trading activities to manage interest rate risk, however, the Board of Directors has approved, and the Company currently uses, derivatives to manage interest rate risk. These derivatives are discussed in Item 2 under the caption "Off-Balance Sheet Items." Interest rate risk is the most significant market risk affecting the Company. Management does not believe the Company faces other significant market risks such as foreign currency exchange risks, commodity risks, or equity price risks.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, we are able to estimate the potential impact of changing interest rates on the Company's earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liabilities (i.e., deposits and other borrowings) positions as the beginning base. The forecast balance sheet is processed against multiple interest rate scenarios. The scenarios include a 100, 200, and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200, and 300 basis point falling rate forecast which take place within a one year time frame. The latest simulation forecast using June 30, 2008 balances and measuring against a flat rate environment, calculated that in a one-year horizon an increase in interest rates of 100 basis points may result in an increase of approximately $995,000 (2.9%) in net interest income. Conversely, a 100 basis point decrease may also result in a increase of approximately $827,000 (2.4%) in net interest income. The basic structure of the balance sheet has not changed significantly from the last simulation run.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 20, 2008 and a total of 2,804,074 shares were present in person or by proxy at the Annual Meeting. There were no "broker non-votes" on Proposal 1 or Proposal 3 because they were considered routine and accordingly, brokers were able to vote shares on these matters for which no direction was provided by the beneficial owner. In connection with Proposal 2, there were 1,177,898 broker non votes because beneficial owners did not provide any direction to brokers holding the shares as record holders and the brokers were not entitled to vote any of those shares under applicable stock exchange rules. All of the Proposals were approved by the required votes. The shareholders of the Company voted upon the following proposals:

1. Election of Directors:
	For	Withheld

Donald S. Andrews	2,837,039	29,852
L. Rogers Brandon	2,837,039	29,852
Robert B. Montgomery	2,826,174	40,717
Melvin D. Atkinson	2,826,944	39,947
Jerry Chicca	2,826,944	39,947
Virginia (Ginger) Moorhouse	2,748,696	118,195
Louis J. Barbich	2,837,039	29,852
Bart Hill	2,748,696	118,195
Bruce Maclin	2,738,601	128,290

2. Proposal to approve the San Joaquin Bancorp 2008 Equity Incentive Plan:

For	Against	Abstain	Not Voted

1,531,640	136,739	20,614	1,177,898

3. Proposal to Ratify Appointment of Brown Armstrong Paulden McCown Starbuck & Keeter Accountancy Corporation as Independent Auditors:

For	Against	Abstain

2,848,322	11,391	7,178

ITEM 5. OTHER INFORMATION None

ITEM 6. EXHIBITS

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2008	SAN JOAQUIN BANCORP
(Registrant)

By: /s/ Stephen M. Annis

Stephen M. Annis
Executive Vice President &
Chief Financial Officer
(Principal Financial and Accounting
Officer)