Form 10-Q
period 2008-09-30
SAN JOAQUIN BANCORP
filed 2008-11-10
CIK 1368883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008 or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-52165 SAN JOAQUIN BANCORP (Exact name of registrant as specified in its charter)

CALIFORNIA	20-5002515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Truxtun Avenue, Bakersfield, California	93301
(Address of principal executive offices)	(Zip Code)

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

No par value Common Stock: 3,924,044 shares outstanding at November 5, 2008

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Consolidated Balance Sheets
	September 30, 2008 and December 31, 2007	1
	Consolidated Statements of Income
	Nine-month periods ended September 30, 2008 and 2007	2
	Consolidated Statements of Cash Flows
	Nine-month periods ended September 30, 2008 and 2007	3
	Notes to Unaudited Consolidated Financial Statements	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 4.	CONTROLS AND PROCEDURES	34

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	36
ITEM 1A.	RISK FACTORS	36
ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	36
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	36
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36
ITEM 5.	OTHER INFORMATION	36
ITEM 6.	EXHIBITS	37

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

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$ 33,133,000	$ 26,209,000
Interest-bearing deposits in banks	770,000	719,000
Federal funds sold	18,860,000	-

Total cash and cash equivalents	52,763,000	26,928,000
Investment securities:
Held-to-maturity (market value of $61,515,000 and
$106,059,000 at September 30, 2008 and December 31, 2007, respectively)	62,273,000	106,858,000
Available-for-sale	6,361,000	6,433,000

Total Investment Securities	68,634,000	113,291,000
Loans, net of unearned income	732,419,000	698,458,000
Allowance for loan losses	(11,141,000)	(9,268,000)

Net Loans	721,278,000	689,190,000
Premises and equipment	11,954,000	10,143,000
Investment in real estate	528,000	577,000
Interest receivable and other assets	31,706,000	28,599,000

TOTAL ASSETS	$ 886,863,000	$ 868,728,000

LIABILITIES
Deposits:
Noninterest-bearing	$ 177,515,000	$ 158,461,000
Interest-bearing	600,283,000	557,612,000

Total Deposits	777,798,000	716,073,000
Short-term borrowings	12,000,000	61,800,000
Long-term debt and other borrowings	17,078,000	17,087,000
Accrued interest payable and other liabilities	24,275,000	18,340,000

Total Liabilities	831,151,000	813,300,000

SHAREHOLDERS' EQUITY
Common stock, no par value - 20,000,000 shares authorized;
3,924,044 and 3,536,322 issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	20,567,000	10,905,000
Additional paid-in capital	642,000	424,000
Retained earnings	36,017,000	45,452,000
Accumulated other comprehensive income (loss)	(1,514,000)	(1,353,000)

Total Shareholders' Equity	55,712,000	55,428,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 886,863,000	$ 868,728,000

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Quarter Ended September 30		Year to date September 30

	2008	2007	2008	2007

INTEREST INCOME
Loans (including fees)	$ 11,441,000	$ 13,037,000	$ 36,310,000	$ 36,682,000
Investment securities:
Taxable investment securities	815,000	1,319,000	2,898,000	4,173,000
Tax-exempt investment securities	38,000	44,000	114,000	134,000
Fed funds & other interest-bearing balances	9,000	22,000	23,000	149,000

Total Interest Income	12,303,000	14,422,000	39,345,000	41,138,000

INTEREST EXPENSE
Deposits	3,535,000	6,125,000	12,393,000	17,133,000
Short-term borrowings	234,000	106,000	1,114,000	506,000
Long-term borrowings	256,000	311,000	741,000	922,000

Total Interest Expense	4,025,000	6,542,000	14,248,000	18,561,000

Net Interest Income	8,278,000	7,880,000	25,097,000	22,577,000
Provision for loan losses	12,871,000	225,000	13,199,000	675,000

Net Interest Income After Loan Loss Provision	(4,593,000)	7,655,000	11,898,000	21,902,000

NONINTEREST INCOME
Service charges & fees on deposits	302,000	228,000	839,000	660,000
Other customer service fees	376,000	281,000	971,000	899,000
Other	294,000	230,000	810,000	785,000

Total Noninterest Income	972,000	739,000	2,620,000	2,344,000

NONINTEREST EXPENSE
Salaries and employee benefits	2,769,000	2,543,000	8,272,000	7,457,000
Occupancy	247,000	269,000	733,000	738,000
Furniture & equipment	326,000	298,000	923,000	799,000
Promotional	171,000	158,000	518,000	495,000
Professional	331,000	343,000	1,021,000	1,060,000
Other	740,000	580,000	2,038,000	1,569,000

Total Noninterest Expense	4,584,000	4,191,000	13,505,000	12,118,000

Income (Loss) Before Taxes	(8,205,000)	4,203,000	1,013,000	12,128,000
Income Taxes	(3,885,000)	1,851,000	103,000	5,204,000

NET INCOME (LOSS)	$ (4,320,000)	$ 2,352,000	$ 910,000	$ 6,924,000

Basic Earnings per Share	$ (1.10)	$ 0.60	$ 0.23	$ 1.79

Diluted Earnings per Share	$ (1.07)	$ 0.58	$ 0.22	$ 1.70

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Year to Date September 30

	2008	2007

Cash Flows From Operating Activities:
Net Income	$ 910,000	$ 6,924,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for possible loan losses	13,199,000	675,000
Depreciation and amortization	668,000	686,000
Stock-based compensation expense	218,000	225,000
Excess tax benefit from stock-based compensation	-	(10,000)
Net gain on sale of assets	-	(12,000)
Deferred income taxes	(663,000)	(657,000)
Net amortization (accretion) of investment securities	49,000	15,000
Increase in interest receivable and other assets	(2,479,000)	(830,000)
Increase in accrued interest payable and other liabilities	489,000	2,393,000

Total adjustments	11,481,000	2,485,000

Net Cash Provided by Operating Activities	12,391,000	9,409,000

Cash Flows From Investing Activities:
Proceeds from maturing and called investment securities	55,671,000	29,809,000
Purchases of investment securities	(11,063,000)	-
Net increase in loans made to customers	(39,966,000)	(85,192,000)
Net additions to premises and equipment	(2,430,000)	(2,511,000)

Net Cash Applied to Investing Activities	2,212,000	(57,894,000)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	(27,315,000)	36,519,000
Net increase (decrease) in certificates of deposit	89,040,000	18,098,000
Net increase (decrease) in short-term borrowings	(49,800,000)	(15,600,000)
Payments on long-term debt and other borrowings	(9,000)	(8,000)
Cash dividends paid	(1,074,000)	(951,000)
Excess Tax benefit from stock-based compensation	-	10,000
Proceeds from issuance of common stock	390,000	503,000

Net Cash Provided by Financing Activities	11,232,000	38,571,000

Net Increase (Decrease) in Cash and Cash Equivalents	25,835,000	(9,914,000)
Cash and Cash Equivalents, at Beginning of Period	26,928,000	37,779,000

Cash and Cash Equivalents, at End of Period	$ 52,763,000	$ 27,865,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$ 12,553,000	$ 17,075,000

Income taxes	$ 6,131,000	$ 5,846,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required for audited financial statements. In the opinion of Management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2008 and December 31, 2007, the results of operations for the nine months ended September 30, 2008 and 2007, and cash flows for the nine-month periods ended September 30, 2008 and 2007.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as well as other information included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the nine-month periods ended September 30, 2008 and 2007 may not necessarily be indicative of the operating results for the full year.

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

There are 20,000,000 shares of common stock, no par value, authorized. There were 3,924,044 and 3,536,322 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively. The Company also has 5,000,000 authorized shares of preferred stock, with 0 shares outstanding.

NOTE 2. STOCK COMPENSATION

Effective January 1, 2006, the Company adopted the new requirements of SFAS 123R on a prospective basis. Compensation expense was $218,000 and $225,000 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 3 – IMPAIRMENT OF LOANS

Under generally accepted accounting principles, a loan is considered impaired when, based on current information and events, it is probable that we may be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Under some circumstances, a loan which is deemed impaired may still perform in accordance with its contractual terms. Loans that are considered impaired are placed on nonaccrual status.

The following is a summary of information pertaining to impaired loans:

	September 30, 2008	December 31, 2007

Impaired loans with specific valuation allowance	$ -	$ -
Valuation allowance related to impaired loans	-	-
Impaired loans without specific valuation allowance	23,413,000	-

Impaired loans, net	$ 23,413,000	$ -

Interest income on impaired loans is recognized as earned on an accrual basis except for impaired loans that have been placed on nonaccrual status. Interest income received on nonaccrual impaired loans is recognized as received on a cash basis.

	Quarter to Date September 30		Year to Date September 30

	2008	2007	2008	2007

Average investment in impaired loans for the period	$ 13,781,000	$ -	$ 7,175,000	$ -
Interest recognized during the period for impaired
loans	716,000		2,149,000	-
Interest recognized on a cash basis during the period
for impaired loans	-	-	-	-

At September 30, 2008, approximately $1,553,000 in additional funds was committed to be advanced in connection with impaired loans.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair Market value at Reporting Date Using

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other	Unobservable
		Assets	Observable	Inputs
Description	September 30, 2008	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Available-for-sale securities	$ 6,361,000	$ 2,368,000	$ 3,993,000	$ -

Liabilities:
Derivatives	12,802,000	-	12,802,000	-

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

Assets Measured at Fair Value on a Nonrecurring Basis

Fair Market value at Reporting Date Using

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other	Unobservable
		Assets	Observable	Inputs
Description	September 30, 2008	(Level 1)	Inputs (Level 2)	(Level 3)

Impaired Loans, net	$ 23,413,000	$ -	$ -	$ 23,413,000

NOTE 5. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $198,457,000 and standby letters of credit of approximately $7,461,000 at September 30, 2008. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $77,867,000 of loan commitments outstanding at September 30, 2008 related to construction loans secured by real estate. The remaining commitments primarily relate to revolving lines of credit or commercial loans or other unused commitments, and many of these commitments are expected to expire without being drawn upon.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the nine-month periods ended September 30 is reconciled as follows:

	Quarter Ended September 30		Year to date September 30
	2008	2007	2008	2007

Basic Earnings per Share:
Net income	($4,320,000)	$2,352,000	$ 910,000	$ 6,924,000
Weighted average common shares outstanding (1)	3,924,000	3,888,000	3,921,000	3,878,000

Basic Earnings per Share	($1.10)	$0.60	$ 0.23	$ 1.79

Diluted Earnings per Share:
Net income	($4,320,000)	$2,352,000	$ 910,000	$ 6,924,000
Weighted average common shares outstanding (1)	3,924,000	3,888,000	3,921,000	3,878,000
Dilutive effect of outstanding options (1)	115,000	184,000	131,000	203,000

Weighted average common shares outstanding - Diluted	4,039,000	4,072,000	4,052,000	4,081,000

Diluted Earnings per Share	($1.07)	$0.58	$ 0.22	$ 1.70

(1)	The number of weighted average common shares outstanding for all periods presented has been adjusted to reflect the effect of the 10% stock dividend paid on March 17, 2008.

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

	Quarter to Date September 30		Year to Date September 30
	2008	2007	2008	2007

Net Income	($4,320,000)	$2,352,000	$ 910,000	$6,924,000
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) arising during the period on cash flow hedges	(41,000)	9,000	(272,000)	24,000
Unrealized holding gains (losses) arising during the period on securities	(21,000)	54,000	(36,000)	(15,000)
Unamortized post-retirement benefit obligation	48,000	53,000	147,000	161,000

Other Comprehensive Income (loss)	(14,000)	116,000	(161,000)	170,000

Total Comprehensive Income	($4,334,000)	$2,468,000	$749,000	$7,094,000

NOTE 8. POST RETIREMENT BENEFITS

In accordance with SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", the Company provides the following interim disclosure related to its post-retirement benefit plan. The following table sets forth the effects of net periodic benefit cost for the nine months ended September 30:

	Quarter to Date September 30		Year to Date September 30
	2008	2007	2008	2007

Service Cost	$ 74,000	$ 96,000	$ 221,000	$ 288,000
Interest Cost	132,000	120,000	395,000	359,000
Amortization of Unrecognized Prior Service Costs	78,000	78,000	233,000	233,000
Amortization of Net Obligation at Transition	-	-	-	-
Amortization of Unrecognized (Gains) and Losses	9,000	21,000	28,000	64,000

Net Periodic Pension and Post-Employment Benefits Cost	$ 293,000	$ 315,000	$ 877,000	$ 944,000

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

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. The results of operations for the nine-month periods ended September 30, 2008 and 2007 may not necessarily be indicative of the operating results for the full year.

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

General Overview

San Joaquin Bancorp’s customer base consists primarily of commercial customers. Through its subsidiary bank, San Joaquin Bank, the Company emphasizes professional, personal banking service directed primarily to small and medium-sized business and professionals, but also provides a full range of banking services available to individuals, public entities, and non-profit organizations.

Products, in general, include deposit accounts and loans. All other products offered are ancillary to these two main products. Deposit accounts consist of demand deposits and interest-bearing NOW, money market, savings, individual retirement accounts, and time deposits. Loans consist primarily of real estate, agricultural, and commercial loans. The products are mostly designed to meet the varying needs of commercial customers. Of total deposits, the majority are from customers located in Kern County, California with the remaining deposits derived from customers in surrounding counties, public funds, certificate of deposit account registry services (“CDARS”), and brokered CDs. CDARS is a program that allows customers with deposits in excess of FDIC-insured limits to make large deposits with one CDARS network financial institution while accessing up to $50,000,000 in FDIC insurance protection through a network of CDARS member financial institutions. The majority of loan customers are primarily located in Kern County. The remaining loan customers are located in surrounding counties and throughout other states.

For the third quarter of 2008, the Company focused on these key elements: asset quality, loan pricing, deposit growth, cost of funding, liquidity, and capital adequacy. Credit demand remained steady during the third quarter and resulted in total loans at the end of the quarter increasing by approximately 1% compared to June 30, 2008. Overall, loan growth for the nine months ending September 30, 2008 remained consistent with Management’s expectations for the year. At the end of the third quarter, in conjunction with Management’s review of asset quality, certain real estate loans in the amount of $22,466,000 were identified as impaired due to declining real estate values in Kern County and adverse economic conditions in our primary market and California generally. The resulting impairment amount was $9,936,000. As a consequence, Management charged off loan balances related to these impaired loans of $11,394,000, which included amounts for some loans identified as impaired in prior quarters. The impairments and subsequent charged-offs resulted in a corresponding addition to the allowance for loan and lease losses of approximately $12,321,000. The additional impaired assets, relating principally to four large real estate development loan customers, were determined by Management to be impaired based upon updated appraisal information obtained in the third quarter. During the quarter, unprecedented financial market volatility, interest rate swings and uncertain collateral conditions also impacted the Company’s loan pricing decisions. Management’s strategy was to focus on loan pricing in relation to credit and interest rate risk and the overall impact of new lending on the Company’s net interest margin, which tightened slightly during the quarter. Deposits increased approximately 6.9% in the third quarter mostly due to increased activity in the CDARS deposit program. Cost of funding continued to improve through a combination of a lower rate environment and growth in lower cost deposits, especially public funds and non-interest bearing deposits. Liquidity improved for the quarter due to deposit growth and investment maturities. Non-core borrowings from Federal Home Loan Bank advances continued to decline due to improved liquidity. Capital decreased 7.2% for the quarter, after earnings, due primarily to the additional loan loss provision, net of taxes, from loan impairment. As of September 30, 2008, the Company’s capital ratios continued to satisfy all applicable regulatory guidelines to be categorized as “well capitalized.”

On November 7, 2008, members of the Board of Directors of the Company’s wholly owned subsidiary, San Joaquin Bank (“Bank”), entered into an informal memorandum of understanding (“MOU”) with the California Department of Financial Institutions (“DFI”) and the Federal Reserve Bank of San Francisco to address certain issues resulting from a recent regulatory examination conducted by the DFI on February 25, 2008. Since the completion of the DFI regulatory examination, management of the Bank has already taken steps to comply with many of the actions required under the MOU. The Company believes that implementation of the provisions of the MOU will be beneficial to the Company’s consolidated operations and that it will not have a material adverse effect on the Company’s results of operations or financial condition. For additional information regarding the MOU, please refer to Part II, item 5, “Other Information,” below, which is incorporated herein by reference.

Financial Overview

At September 30, 2008, we had total consolidated assets of $886,863,000, an increase of 2.1% compared to $868,728,000 at year-end 2007, total consolidated net loans of $721,278,000, an increase of 4.7% compared to $689,190,000 at year-end 2007, total consolidated deposits of $777,798,000, an increase of 8.6% over $716,073,000 at year-end 2007, and consolidated shareholders’ equity of $55,712,000, an increase of 0.5% compared to $55,428,000 at year-end 2007.

We reported a quarterly net loss of $4,320,000 for the third quarter of 2008. Net earnings decreased $6,672,000, or 283.7%, compared to the $2,352,000 of net income reported in the third quarter of 2007. Diluted earnings per share were ($1.07) for the third quarter of 2008 compared to $0.58 for the third quarter of 2007, a decrease of 284.5% . For the third quarter of 2008, the annualized return on average assets (ROAA) and return on average equity (ROAE) were -1.97% and -27.93% . ROAA and ROAE were 1.20% and 18.42%, respectively, for the same period in 2007. Net income for the third quarter of 2008 decreased primarily due to the additional provision for loan losses resulting from identified loan impairment amounts, net of taxes. Excluding the additional loan loss provision, net of taxes, net income for the third quarter was $2,754,000 and diluted earnings per share was $0.68, which was an increase of 17.1% and 17.2%, respectively, over the third quarter of 2007.

For the nine months ended September 30, 2008, net income was $910,000, a decrease of $6,014,000, or 86.9% compared to $6,924,000 reported in the same period of 2007. Diluted earnings per share were $0.22 and $1.70 for the year-to-date periods ended September 30, 2008 and 2007, respectively. Excluding the additional loan loss provision, net of taxes, net income for the year-to-date period ending September 30, 2008 was $7,984,000 and diluted earnings per share was $1.97 which was an increase of 15.3% and 15.9%, respectively, over the comparative year-to-date period in 2007.

For the nine months ended September 30, 2008, ROAA and ROAE were 0.14% and 2.06%, respectively, compared to 1.22% and 18.91% for the same period ended September 30, 2007. Based on current projections, Management anticipates that the Company’s full calendar year ROAA and ROAE will remain positive.

The following table provides a summary of the major elements of income and expense for the periods indicated:

Condensed Comparative Income Statement (unaudited)

	Quarter Ended September 30			Year to date September 30

	2008	2007	% Change	2008	2007	% Change

Interest Income	$12,303,000	$14,422,000	-14.69%	$39,345,000	$41,138,000	-4.36%
Interest Expense	4,025,000	6,542,000	-38.47%	14,248,000	18,561,000	-23.24%

Net Interest Income	8,278,000	7,880,000	5.05%	25,097,000	22,577,000	11.16%
Provision for Loan Losses	12,871,000	225,000	5620.44%	13,199,000	675,000	1855.41%

Net interest income after
provision for loan losses	(4,593,000)	7,655,000	-160.00%	11,898,000	21,902,000	-45.68%
Noninterest Income	972,000	739,000	31.53%	2,620,000	2,344,000	11.77%
Noninterest Expense	4,584,000	4,191,000	9.38%	13,505,000	12,118,000	11.45%

Income Before Taxes	(8,205,000)	4,203,000	-295.22%	1,013,000	12,128,000	-91.65%
Provision For Income Taxes	(3,885,000)	1,851,000	-309.89%	103,000	5,204,000	-98.02%

Net Income	$ (4,320,000)	$ 2,352,000	-283.67%	$ 910,000	$ 6,924,000	-86.86%

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following two tables provide a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

		Quarter Ended September 30

(unaudited)(dollars in thousands)	2008			2007

			Avg			Avg
	Avg Balance	Interest	Yield	Avg Balance	Interest	Yield

ASSETS
Earning assets:
Loans (1)	$ 734,984	$ 11,441	6.19%	$ 603,679 $	13,037	8.57%
Taxable investments	78,300	815	4.14%	119,646	1,319	4.37%
Tax-exempt investments(2)	3,967	38	3.81%	4,558	44	3.83%
Fed funds sold and other
interest-bearing balances	1,895	9	1.89%	1,898	22	4.60%

Total earning assets	819,146	12,303	5.98%	729,781	14,422	7.84%

Cash & due from banks	22,535			24,838
Other assets	30,825			31,405

Total Assets	$ 872,506			$ 786,024

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 263,519	$ 1,507	2.28%	$ 294,953	3,209	4.32%
Savings	176,789	1,064	2.39%	182,315	2,175	4.73%
Time deposits	133,550	964	2.87%	61,282	741	4.80%
Other borrowings	58,174	490	3.35%	25,045	417	6.61%

Total interest-bearing liabilities	632,032	4,025	2.53%	563,595	6,542	4.61%

Noninterest-bearing deposits	160,017			159,261
Other liabilities	18,925			11,661

Total Liabilities	810,974			734,517

SHAREHOLDERS' EQUITY
Shareholders' equity	61,532			51,507

Total Liabilities and
Shareholders' Equity	$ 872,506			$ 786,024

Net Interest Income and
Net Interest Margin (3)		$ 8,278	4.02%	$ 7,880		4.28%

1)	Loan interest income includes fee income of $416,000 and $541,000 for the three months ended September 30, 2008 and 2007, respectively. Average balance of loans includes average deferred loan fees of $1,705,000 and $1,523,000 for September 30, 2008 and 2007, respectively. The average balance of nonaccrual loans has been included in net loans. Certain loans in 2008 and 2007 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax- equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

	Year to date September 30

(Unaudited)(dollars in thousands)	2008			2007

			Avg	Avg		Avg
	Avg Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Earning assets:
Loans, net of unearned (1)	$ 735,610	$ 36,310	6.59%	$ 571,291	$ 36,682	8.58%
Taxable investments	90,135	2,898	4.29%	126,849	4,173	4.40%
Tax-exempt investments(2)	4,024	114	3.78%	4,603	134	3.89%
Fed funds sold and other
interest-bearing balances	1,336	23	2.30%	3,921	149	5.08%

Total Earning Assets	831,105	39,345	6.32%	706,664	41,138	7.78%

Cash & due from Banks	22,450			25,659
Other assets	31,781			29,074

Total Assets	$ 885,336			$ 761,397

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 271,982	$ 5,749	2.82%	$ 294,848	9,672	4.39%
Savings	187,469	3,996	2.85%	156,012	5,478	4.69%
Time deposits	113,695	2,648	3.11%	54,975	1,983	4.82%
Other borrowings	74,058	1,855	3.35%	29,416	1,428	6.49%

Total interest-bearing liabilities	647,204	14,248	2.94%	535,251	18,561	4.64%

Noninterest-Bearing Deposits	157,640			165,691
Other Liabilities	21,403			11,502

Total Liabilities	826,247			712,444

SHAREHOLDERS' EQUITY
Shareholders' Equity	59,089			48,953

Total Liabilities and
Shareholders' Equity	$ 885,336			$ 761,397

Net Interest Income and
Net Interest Margin (3)		$ 25,097	4.03%		$ 22,577	4.27%

1)	Loan interest income includes fee income of $1,287,000 and $1,402,000 for the nine months ended September 30, 2008 and 2007, respectively. Average balance of loans includes average deferred loan fees of $1,663,000 and $1,402,000 for September 30, 2008 and 2007, respectively. The average balance of nonaccrual loans has been included in net loans. Certain loans in 2008 and 2007 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax- equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

The following table sets forth changes in interest income and interest expense segregated for major categories of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume, and changes in rates. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

	Quarter Ended September 30
	2008 over 2007

(unaudited)(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	2,468	(4,064)	(1,596)
Taxable investment securities	(437)	(67)	(504)
Tax-exempt investment securities (2)	(6)	0	(6)
Fed funds sold and other interest-bearing balances	0	(13)	(13)

Total	2,025	(4,144)	(2,119)

Interest-Bearing Liabilities:
NOW and money market accounts	(313)	(1,389)	(1,702)
Savings deposits	(64)	(1,047)	(1,111)
Time deposits	609	(386)	223
Other borrowings	352	(279)	73

Total	584	(3,101)	(2,517)

Interest Differential	1,441	(1,043)	398

1)	Loan interest income includes fee income of $416,000 and $541,000 for the quarter ended September 30, 2008 and 2007, respectively. Certain loans in 2008 and 2007 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

	Year to date September 30
	2008 over 2007

(unaudited)(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	9,223	(9,595)	(372)
Taxable investment securities	(1,179)	(96)	(1,275)
Tax-exempt investment securities (2)	(16)	(4)	(20)
Fed funds sold and other interest-bearing balances	(69)	(57)	(126)

Total	7,959	(9,752)	(1,793)

Interest-Bearing Liabilities:

NOW and money market accounts	(701)	(3,222)	(3,923)
Savings deposits	960	(2,442)	(1,482)
Time deposits	1,557	(892)	665
Other borrowings	1,374	(947)	427

Total	3,190	(7,503)	(4,313)

Interest Differential	4,769	(2,249)	2,520

1)	Loan interest income includes fee income of $1,287,000 and $1,402,000 for the nine months ended September 30, 2008 and 2007, respectively. Certain loans in 2008 and 2007 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax- equivalent basis.

Net interest income, before provision for loan loss, was $8,278,000 for the quarter ended September 30, 2008 compared to $7,880,000 for the quarter ended September 30, 2007, an increase of $398,000, or 5.1% .

Interest Income – Third quarter 2008 Compared to 2007

Total interest income for the quarter ended September 30, 2008 was $12,303,000 compared to $14,422,000 for the quarter ended September 30, 2007, a decrease of $2,119,000 or 14.7% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the third quarter of 2008, total average earning assets were $819,146,000 compared to $729,781,000 during the third quarter of 2007, an increase of $89,365,000, or 12.2% . During the same period, the average rate received on earning assets decreased from 7.84% to 5.98%, or 186 basis points. Of the decrease in interest income, $4,144,000 was due to variances in the average rate earned on earning-assets which was partially offset by an increase of $2,025,000 due to variances in the volume of earning assets. Taxable investment securities and loans were the components of earning assets that contributed the majority of the decrease in interest income. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the third quarter of 2008, average loans, net of deferred fees and costs, were $734,984,000 compared to $603,679,000 during the third quarter of 2007, an increase of $131,305,000, or 21.8% . This increased volume of loans resulted in an increase in interest earned on average loans of $2,468,000 during the three months ended September 30, 2008, compared to the three months ended September 30, 2007. During this same time period, the average yield earned on average loans decreased from 8.57% to 6.19% . This 238 basis point decrease in average yield resulted in a decrease of $4,064,000 in interest earned on average net loans during the third quarter of 2008 compared to the third quarter of 2007. The net result was a decrease of $1,596,000 in interest earned on average net loans during the third quarter of 2008 compared with the same period of 2007.

Average taxable investment securities during the third quarter of 2008 were $78,300,000 compared to $119,646,000 during the same period of 2007, a decrease of $41,346,000, or 34.6% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $437,000 during the third quarter of 2008 compared to the third quarter of 2007. During the same period, average yield earned on average taxable securities decreased by 23 basis points, resulting in a decrease of $67,000 in interest earned on average taxable securities during the third quarter of 2008, compared to the same period of 2007. The net result was a decrease of $504,000 in interest earned on average taxable securities during the third quarter of 2008, compared to the third quarter of 2007.

The decrease in interest earned on tax-exempt securities for September 30, 2008 compared to September 30, 2007 was $6,000. Average tax-exempt securities decreased to $3,967,000 from $4,558,000 for a change of $591,000 or 13.0% . This volume decrease accounted for the $6,000 change in interest earned year over year. The average yield on tax-exempt securities decreased from 3.83% to 3.81% which did not materially contribute to the change in interest earned on tax-exempt investments year over year.

During the third quarter of 2008, average Federal Funds sold and other interest-bearing balances were $1,895,000 compared to $1,898,000 during the same period of 2007, a decrease of $3,000, or 0.2% . During the same period, average yield earned on these balances decreased by 271 basis points, resulting in the decrease of $13,000 in interest income during the third quarter of 2008, compared to the same period of 2007.

Interest Expense - Third quarter 2008 Compared to 2007

Total interest expense for the third quarter of 2008 was $4,025,000 compared to $6,542,000 for the third quarter of 2007, a decrease of $2,517,000, or 38.5% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the third quarter of 2008, total average interest-bearing liabilities were $632,032,000 compared to $563,595,000 during the third quarter of 2007, an increase of $68,437,000, or 12.1% . During the same period, the average rate paid on interest-bearing liabilities decreased from 4.61% to 2.53%, or 208 basis points. Of the decrease in interest expense, $3,101,000 was due to variances in the average rate paid on interest-bearing liabilities which was partly offset by an increase of $584,000 due to variances in the volume of interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The average balance of NOW and money market accounts decreased from $294,953,000 during the third quarter of 2007 to $263,519,000 during the third quarter of 2008, a decrease of $31,434,000, or 10.7% . This decreased volume of deposits resulted in a decrease in interest expense of $313,000 during the third quarter of 2008 compared to the third quarter of 2007, while the 204 basis point decrease in interest rates during the same period caused interest expense to decrease by $1,389,000. The net result was a decrease in interest expense on average NOW and money market accounts of $1,702,000 during the third quarter of 2008, compared to the third quarter of 2007.

Average savings deposits decreased during the third quarter of 2008 to $176,789,000, compared to $182,315,000 during the third quarter of 2007, a decrease of $5,526,000, or 3.0% . Because of the decrease in average savings deposits, interest expense decreased $64,000 during the third quarter of 2008, compared to the third quarter of 2007. Interest rates during this same period decreased by 234 basis points, resulting in a decrease in interest expense of $1,047,000 in the third quarter of 2008, compared to the third quarter of 2007. The net result was a decrease of $1,111,000 in interest expense on average savings deposits during the third quarter of 2008 versus the third quarter of 2007.

Average time deposits during the third quarter of 2008 increased to $133,550,000, compared to $61,282,000 during the third quarter of 2007, an increase of $72,268,000, or 117.9% . Participation in the CDARS network and other brokered deposits contributed to the overall increase in time deposits. This increase in average time deposits caused interest expense to increase by $609,000 in the third quarter of 2008 compared to the third quarter of 2007, and the 193 basis point decrease in interest rates on average time deposits caused interest expense to decrease by $386,000 during this same time period. These two factors resulted in the net increase in interest expense on average time deposits of $223,000 in the third quarter of 2008 compared to the third quarter of 2007.

Average other borrowings increased during the third quarter of 2008 to $58,174,000 compared to $25,045,000 during the second quarter of 2007, an increase of $33,129,000, or 132.3% . The increase in average other borrowings was primarily the result of an increase in Federal Home Loan Bank Advances. The increase in average other borrowings resulted in an increase in interest expense of $352,000 during the third quarter of 2008, compared to the third quarter of 2007, while a 326 basis point decrease in interest rates paid on average other borrowings caused interest expense to decrease by $279,000 during this same year-over-year time period. The net result was an increase of $73,000 in interest expense on other borrowings during the third quarter of 2008 compared to the third quarter of 2007.

Interest Income - Year to Date for 2008 Compared to 2007

Total interest income year to date through September 30, 2008 was $39,345,000 compared to $41,138,000 for the same period ended September 30, 2007, a decrease of $1,793,000 or 4.4% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During the year-to-date period in 2008, total average earning assets were $831,105,000 compared to $706,664,000 during the same period in 2007, an increase of $124,441,000, or 17.6% . During the same period, the average rate paid on earning assets decreased from 7.78% to 6.32%, or 146 basis points. Of the increase in interest income, $7,959,000 was due to variances in the volume of earning assets which was offset by a decrease of $9,752,000 due to variances in the average rate earned on earning assets. Taxable investment securities and loans were the components of earning assets that contributed the majority of the decrease in interest income. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the year-to-date period through 2008, average loans, net of deferred fees and costs, were $735,610,000 compared to $571,291,000 during the same period in 2007, an increase of $164,319,000, or 28.8% . This increased volume of loans resulted in an increase in interest earned on average loans of $9,223,000 during the year-to-date period ended September 30, 2008, compared to the same period ended September 30, 2007. During this same time period, the average yield earned on average loans decreased from 8.58% to 6.59% . This 199 basis point decrease in average yield resulted in a decrease of $9,595,000 in interest earned on average net loans during the year-to-date period in 2008 compared to the same period in 2007. The net result was a decrease of $372,000 in interest earned on average net loans for the year-to-date period in 2008 compared with the same period of 2007.

Average taxable investment securities year to date in 2008 were $90,135,000 compared to $126,849,000 during the same period of 2007, a decrease of $36,714,000, or 28.9% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $1,179,000 year to date in 2008 compared to the same period in 2007. During the same period, average yield earned on average taxable securities decreased by 11 basis points, resulting in a decrease of $96,000 in interest earned on average taxable securities during the year-to-date period in 2008, compared to the same period of 2007. The net result was a decrease of $1,275,000 in interest earned on average taxable securities for the year-to-date period in 2008, compared to the same period in 2007.

Average tax-exempt securities for the year-to-date period 2008 versus 2007 decreased to $4,024,000 from $4,603,000 for a decrease of $579,000 or 12.6% . This volume decrease accounted for $16,000 of the change in interest earned year over year. The average yield on tax-exempt securities decreased from 3.89% to 3.78% and accounted for the additional $4,000 of the decrease in interest earned year over year.

Year to date in 2008, average Federal Funds sold and other interest-bearing balances were $1,336,000 compared to $3,921,000 during the same period of 2007, a decrease of $2,585,000, or 65.9% . This decrease in volume resulted in a decrease in interest earned of $69,000 year to date in 2008 compared to the same period in 2007. During the same period, average yield earned on these balances decreased by 278 basis points, resulting in a decrease of $57,000 in interest income in 2008, compared to the same period of 2007. The net result was a decrease of $126,000 in interest earned on Federal Funds sold and other interest-bearing balances during year to date in 2008, compared to the year-to-date period 2007.

Interest Expense - Year-to-Date for 2008 Compared to 2007

Total interest expense year to date for 2008 was $14,248,000 compared to $18,561,000 for the same period in 2007, a decrease of $4,313,000, or 23.2% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. Total average interest-bearing liabilities year to date were $647,204,000 at September 30, 2008 compared to $535,251,000 average year to date at September 30, 2007, an increase of $111,953,000, or 20.9% . During the same period, the average rate paid on interest-bearing liabilities decreased from 4.64% to 2.94%, or 170 basis points. Of the decrease in interest expense, $7,503,000 was due to variances in the average rate paid on interest-bearing liabilities which was partially offset by an increase of $3,190,000 due to variances in the volume of interest-bearing liabilities. Major components of interest-bearing liabilities include

NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year over year, we experienced changes in average balances and average yields on these balances as follows:

The year-to-date average balance of NOW and money market accounts through September 30, 2008 decreased to $271,982,000 from $294,848,000 for the year-to-date period ended September 30, 2007, a change of $22,866,000, or 7.8% . This decreased volume of deposits resulted in a decrease in year-to-date interest expense of $701,000 in 2008 compared to the same period in 2007, while the 157 basis point decrease in interest rates during the same period caused interest expense to decrease by $3,222,000. The net result was a decrease in interest expense on average NOW and money market accounts of $3,923,000 year to date in 2008, compared to the same period in 2007.

Average savings deposits increased year to date in 2008 to $187,469,000, compared to $156,012,000 year to date in 2007, an increase of $31,457,000, or 20.2% . Because of the increase in average savings deposits, interest expense increased $960,000 year to date in 2008, compared to the same period in 2007. Interest rates during this same period decreased by 184 basis points, resulting in a decrease in interest expense of $2,442,000 year to date in 2008, compared to year to date 2007. The net result was a decrease of $1,482,000 in interest expense year to date on average savings deposits in 2008 versus the same period in 2007.

Average time deposits year to date for 2008 increased to $113,695,000, compared to $54,975,000 in 2007 for the same period, an increase of $58,720,000, or 106.8% . This increase in average time deposits caused interest expense to increase by $1,557,000 in 2008 compared to 2007 on a year-to-date comparative basis, and the 171 basis point decrease in interest rates on average time deposits caused interest expense to decrease by $892,000 during this same time period. These two factors resulted in the net increase in year-to-date interest expense on average time deposits of $665,000 for the comparative periods in 2008 and 2007.

Average other borrowings increased year to date for 2008 to $74,058,000 compared to $29,416,000 year to date in 2007, an increase of $44,642,000, or 151.8% . The increase in average other borrowings was primarily the result of an increase in overnight advances from the Federal Home Loan Bank. Increased loan demand year over year prompted the need for additional funding. The increase in average other borrowings resulted in an increase in interest expense of $1,374,000 year to date in 2008, compared to the same period in 2007, while a 314 basis point decrease in interest rates paid on average other borrowings caused interest expense to decrease by $947,000 during this same year-over-year time period. The net result was an increase of $427,000 in interest expense on other borrowings year to date in 2008 compared to the same period in 2007.

Net Interest Margin

The annualized net interest margin, net interest income divided by average earning assets, for the third quarter of 2008 was 4.02% compared to 4.28% for the third quarter of 2007, a decrease of 26 basis points. Annualized net interest margin year to date for 2008 was 4.03% compared to 4.27% year to date in 2007. This decrease was primarily the result of decreased yields on earning assets, primarily loans, and delayed cost of funds repricing such as interest rates paid on deposits and noncore funding sources. In the current rate environment, Management expects that the net interest margin may remain constant or expand slightly for the remainder of 2008, although this will largely be dependent upon the continued stability of funding costs and changes in interest rates.

Provision for Loan Losses

We made a $12,871,000 addition to the allowance for loan losses in the third quarter of 2008 compared to an addition of $225,000 in the third quarter of 2007. Year to date, the addition amounted to $13,199,000 compared to $675,000 in 2007. At the end of the third quarter in conjunction with Management’s review of asset quality, certain loans in the amount of $23,413,000 were identified as impaired due to declining real estate values in Kern County and adverse economic conditions in our primary market and California generally. The resulting impairment amount was $9,936,000. As a consequence, Management charged off loan balances totaling $11,394,000, which included amounts for some loans identified as impaired in prior quarters. The impairments and subsequent charged-offs increased the required addition to the allowance for loan and lease losses by approximately $12,321,000 for the third quarter. The provision for loan losses is based upon in-depth analysis, in which Management considers many factors, including changes in historical loss ratios, concentration risks, lending policies and procedures, local and regional economic conditions, nature of the portfolio and terms of loans, experience, ability and depth of lending management, credit quality, quality of the loan review system, collateral values, and effects of other external factors, such as competition, legal and regulatory requirements to maintain an allowance for loan losses in accordance with GAAP and the federal banking agencies’ 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses. Based upon information known to management at the date of this report, management believes that these additions to the allowance for loan losses allow the Company to maintain an adequate reserve to absorb losses inherent in the loan portfolio. The total allowance for loan losses was $11,141,000 at September 30, 2008, compared to $9,268,000 at December 31, 2007, an increase of $1,873,000, or 20.2% . The ratio of the allowance for loan losses to total loans, net of unearned income, increased to 1.52% at September 30, 2008 compared to 1.33% at December 31, 2007. For further information regarding our allowance for loan losses, see the “Classified Loans”, “Impaired Loans”, and “Allowance for Loan Losses” discussion later in this item.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $972,000 in the third quarter of 2008, which was an increase of $233,000, or 31.5%, over $739,000 in the third quarter of 2007. For the year-to-date period ended September 30, 2008, noninterest income increased to $2,620,000, a $276,000 improvement, or 11.8%, compared to the same period in 2007. Service charges and fees on deposits increased $74,000, or 32.5%, during the quarter ended September 30, 2008 compared to the same period of 2007 and improved by $179,000, or 27.1%, to $839,000 year to date in 2008 compared to the same period in 2007. Other customer service fees increased $95,000 in the third quarter of 2008 as compared to the third quarter of 2007 and $72,000 year to date in 2008 compared to 2007. Other noninterest income increased $64,000 during the third quarter of 2008 compared to the third quarter of 2007 and $25,000 year to date in 2008 compared to 2007.

Noninterest Expense

Compared to the third quarter of 2007, noninterest expense for the third quarter of 2008 increased $393,000, or 9.4%, to a total of $4,584,000. Salaries and benefits, furniture and equipment expenses, and deposit insurance assessments accounted for the majority of the increase. On a year-to-date basis, noninterest expense was $13,505,000 and $12,118,000 for 2008 and 2007, respectively. This was an increase of $1,387,000 or 11.4% year over year. Noninterest expense primarily consists of salary and employee benefits, occupancy and furniture and equipment expense, deposit insurance assessments, promotional expenses, professional expenses, and other miscellaneous noninterest expenses.

Salary and employee benefits increased $226,000, or 8.9%, to $2,769,000 during the third quarter of 2008 compared to $2,543,000 for the third quarter of 2007. The increase in salary and employee benefits was due primarily to normal salary increases compared to the prior year. Salary and employee benefits expense also included additional compensation expense from granting of incentive stock options under SFAS 123R of $57,000 and $48,000 for the quarters ended September 30, 2008 and 2007, respectively. Year to date, the expense for salary and employee benefits was $8,272,000 and $7,457,000 for 2008 and 2007, an increase of $815,000 or 10.9% ..

Occupancy and furniture and equipment expense increased by $6,000, to $573,000 during the third quarter of 2008 compared to $567,000 for the third quarter of 2007. Year-to-date expense increased $119,000 to $1,656,000 for 2008 compared to $1,537,000 in 2007.

Promotional expenses for the quarter ended September 30, 2008 were $171,000, an increase of $13,000, or 8.2%, as compared to $158,000 in the same period in the prior year. Promotional expense on a year-to-date basis increased $23,000, or 4.6%, to $518,000 in 2008 compared to $495,000 in 2007.

Professional expenses were $331,000 for the third quarter of 2008, a decrease of $12,000, or 3.5% as compared to $343,000 in the third quarter of 2007. Professional expense year to date was $1,021,000 in 2008 compared to $1,060,000 in 2007, a decrease of $39,000, or 3.7% .

Other expenses for the third quarter of 2008 totaled $740,000, which was an increase of $160,000, or 27.6% compared to $580,000 in the third quarter of 2007. Year-to-date other expenses were $2,038,000 for 2008 compared to $1,569,000 in 2007, an increase of $469,000, or 29.9% . The year-over-year increase resulted primarily from additional deposit insurance assessments due to expiration of bank insurance fund credits in 2007.

The efficiency ratio for the quarter ended September 30, 2008 increased to 49.6% compared to 48.6% for the same period in the prior year. For the year-to-date periods ended September 30, 2008 and 2007 the efficiency ratios were 48.7% and 48.6%, respectively. The efficiency ratio represents the percentage of the Company’s net operating profit that is lost to overhead expenses. The change in the ratio for quarter and year-to-date periods ended September 30, 2008, as compared to the same periods in the prior year, indicates consistent operating efficiency by the Company.

Provision for Income Taxes

We recorded income tax benefit of $3,885,000 in the third quarter of 2008 compared to income tax expense of $1,851,000 in the third quarter of 2007. The decrease in the provision for income tax in the quarter ended September 30, 2008 as compared to the same period in 2007 was primarily due to the additional provision for loan loss expense due to impairment of loans. The effective tax rates for the quarters ended September 30, 2008 and 2007 were (47.3%) and 44.0%, respectively. On a year-to-date basis, income tax expense for 2008 was $103,000 compared to $5,204,000 in 2007, a decrease of $5,101,000 or 98.0% . The effective tax rates year to date were 10.2% and 42.9% for the periods ended September 30, 2008 and 2007, respectively. The low effective tax rate for 2008 is primarily due to permanent tax differences relating to the tax-exempt investment income and income from cash surrender value of life insurance policies.

Securities

At September 30, 2008, held-to-maturity securities had a market value of $61,515,000 with an amortized cost basis of $62,273,000. On an amortized cost basis, the held-to-maturity investment portfolio decreased $44,585,000 from the December 31, 2007 balance of $106,858,000, a decrease of 41.7% . The decrease in the portfolio was due to the maturity of U.S. Treasury and Government Agency securities of $38,139,000 and mortgage-backed securities of $6,446,000. The unrealized pretax loss on held-to-maturity securities at September 30, 2008 was $758,000, as compared to an unrealized loss of $799,000 at December 31, 2007. The unrealized pretax loss was caused by the increases in interest rates on comparable financial instruments with similar remaining maturities. As a general rule, the market price of fixed rate investment securities will increase as interest rates decline and decrease as interest rates rise. Inasmuch as these investment securities are classified as held-to-maturity, we expect to hold all such securities until they reach their respective maturity dates and, therefore, we do not anticipate recognizing any gains or losses on these securities. At September 30, 2008, available-for-sale securities had a market value of $6,361,000 compared to $6,433,000 at the end of 2007. The unrealized pretax loss on available-for-sale securities at September 30, 2008 was $142,000 compared to $76,000 at December 31, 2007. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income in shareholders’ equity on an after-tax basis. We classify individual investments as available-for-sale based upon liquidity and capital needs at the time of purchase.

Loans

The ending balance for loans, net of unearned income at September 30, 2008 was $732,419,000, which was an increase of $33,961,000, or 4.9%, from the year-end 2007 balance of $698,458,000. Since year-end 2007, significant changes in our loan portfolio were as follows: real estate loans have increased from $597,152,000 at December 31, 2007 to $627,987,000 at September 30, 2008 (5.2%); and, commercial loans have increased from $76,312,000 at December 31, 2007 to $76,901,000 at September 30, 2008 (0.8%) . The net increase in loans overall reflects net charge offs of loans for the year of $11,327,000. Based on currently available economic data and related information, Management believes that loan demand for Kern County and the greater Bakersfield area will remain fairly constant throughout the remainder of 2008; however, Management will continue to monitor the real estate market and local and national economic conditions carefully and remains committed to strengthening loan quality through heightened review and conservative lending practices.

Credit Risk

We assess and manage credit risk on an ongoing basis through a formal credit review program, internal monitoring and formal lending policies. We believe our ability to identify and assess risk and return characteristics within our loan portfolio are critical for profitability and growth. We emphasize credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, we have designed and implemented a comprehensive loan review and grading system that functions to monitor and assess the credit risk inherent in the loan portfolio.

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

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $728,892,000 at September 30, 2008. Management believes that increases in loan concentrations could have an adverse impact on the collectibility of these loans if there is a substantial decline in the economy in general, a decline in real estate values in our primary market area in particular, illiquidity in the local real estate market or a substantial increase in interest rates. The ultimate recovery of these loans is generally dependent upon the successful operation, sale or refinancing of the real estate. We monitor the effects of current and expected market conditions and other factors on the collectibility of real estate loans and include the potential effects of these factors in the analysis of the allowance for loan and lease losses. When, in our judgment, these loans are impaired, a valuation allowance for the impaired amount, if any, is included in the determination of the allowance for loan and lease losses. The more significant assumptions we consider involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in most instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect our future prospects and results of operations.

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

Nonaccrual, Past Due, Restructured Loans and Foreclosed Assets

We generally place loans on nonaccrual status when they become 90 days past due as to principal or interest, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans or portions thereof are charged off when, in our opinion, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans performing in compliance with modified terms and OREO at September 30, 2008 and December 31, 2007:

(data in thousands, except percentages)	September 30, 2008	December 31, 2007

Past due 90 days or more and still accruing:
Commercial	$ 7	$ -
Real estate	6	300
Consumer and other	91	20
Nonaccrual:
Commercial	947	1,384
Real estate	22,466	3,364
Consumer and other	-	-
Restructured (in compliance with modified
terms)	-	-

Total nonperforming and restructured loans	23,517	5,068

Foreclosed Assets	-	-

Total nonperforming and restructured assets	$ 23,517	$ 5,068

Allowance for loan losses as a percentage of
nonperforming and restructured loans	47.37%	182.87%
Nonperforming and restructured loans to total loans,
net of unearned income	3.21%	0.73%
Allowance for loan losses to nonperforming and
restructured assets	47.37%	182.87%
Nonperforming and restructured assets to total assets	2.65%	0.58%

At September 30, 2008, nonperforming and restructured loans increased to $23,517,000 compared to $5,068,000 at December 31, 2007, a change of $18,449,000. The increase was primarily the result of identified impairments of certain real estate loans due to declining real estate values in real estate collateral associated with these loans in the third quarter of 2008. These identified loans were also not performing according to contractual terms and collection of interest at the contractual rate became uncertain during the quarter. As a result, the loans were placed on nonaccrual. These loans are secured primarily by real estate and, to a lesser extent, receivables and equipment. During the third quarter of 2008, we continued to closely monitor and actively pursue the collection of all loans classified as nonperforming. At September 30, 2008, nonperforming and restructured loans increased to 3.21% of total loans, net of unearned income, compared to 0.73% at December 31, 2007. The ratio of nonperforming and restructured assets to total assets increased to 2.65% at September 30, 2008 compared to 0.58% at December 31, 2007.

Generally, when a loan is placed on nonaccrual, it is the Company’s policy to apply payments against the principal balance of the loan until such time as full collection of the principal balance is expected. The amount of gross interest income that would have been recorded for nonaccrual loans for the quarter ended September 30, 2008, if all such loans had been current in accordance with their original terms, was $153,000. The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the quarter ended September 30, 2008, totaled $0. All nonaccrual loans are also considered “impaired” and “classified.” See the discussions under “Impaired Loans” and Classified Loans” for further information.

Impaired Loans

Under generally accepted accounting principles, a loan is considered impaired when, based on current information and events, it is probable that we may be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Under some circumstances, a loan which is deemed impaired may still perform in accordance with its contractual terms. Loans that are considered impaired are generally placed on nonaccrual status. Through our comprehensive credit review process, Management identifies individual loans that are to be evaluated for impairment on a quarterly basis. The loans subject to impairment analysis include all classified loans. These classified loans are loans with a credit rating of substandard. Classified loans are discussed in further detail in the “Classified Loans” section below.

At September 30, 2008, the total recorded investment in impaired loans was $23,413,000 compared to $9,347,000 at June 30, 2008 and $0 at December 31, 2007, as determined under SFAS No. 114. At the end of the third quarter in conjunction with Management’s review of asset quality, certain real estate development loans were identified as impaired due to declining values of real estate collateral based on updated appraisal and other information obtained in the third quarter. Impairment was based on the determination that these loans were collateral dependent and repayment of the principal and interest obligations was likely to be derived solely from sale of underlying real estate collateral. Management determined that the resulting impairment, primarily from two large real estate development loans, was $9,936,000. During the second quarter, certain loans that were deemed by Management to be impaired had received a specific valuation allowance of $1,458,000.

Impaired loans included $23,413,000 in nonaccrual loans at September 30, 2008 compared to $4,733,000 at June 30, 2008 and $0 at December 31, 2007.

The specific valuation allowance included in the total allowance for loans losses due to impairment of loans was $0 at September 30, 2008 compared to $1,458,000 at June 30, 2008 and $0 at December 31, 2007. All amounts determined to be impaired at September 30, 2008, $11,394,000, were charged off against the allowance for loan and lease losses due to deterioration of the underlying borrowers financial condition.

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

During the third quarter of 2008, the Company continued to closely monitor all of its more significant loans, including all loans previously classified, due to heightened credit risk primarily in the real estate development market within the Company’s primary market area, concentration risks, and more general concerns about the economy.

At September 30, 2008, the Company had $37,466,000 in classified loans compared to $19,194,000 at June 30, 2008 and $7,754,000 at December 31, 2007

While substantially all classified loans that were not also deemed impaired by Management were believed to be performing in accordance with their original terms as of September 30, 2008, the classification of these loans was primarily due to management’s assessment of a potential deterioration in the credit quality of the borrower, change in collateral values due to current market conditions, and the borrower’s ability to continue to make required principal and interest payments. Classified loans included $23,413,000 in impaired loans at September 30, 2008 compared to $9,347,000 at June 30, 2008 and $0 at December 31, 2007. Classified loans also included $23,413,000 in nonaccrual loans at September 30, 2008 compared $4,733,000 at June 30, 2008 and $4,748,000 at December 31, 2007. The remainder of classified loans at these dates were not impaired or on nonaccrual status.

The loans and other credit facilities considered classified are also allocated a specific amount in the allowance for loan losses, as further explained in the “Allowance for Loan Losses” section herein.

Other than classified loans, including impaired loans, at September 30, 2008, we were not aware of any potential problem loans which were accruing and current, where serious doubt existed as to the ability of the borrower to comply with the repayment terms.

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

At September 30, 2008, the formula allowance was $8,987,000 compared to $7,624,000 at December 31, 2007. In addition to an allowance based upon historical losses, the formula allowance included a specific allowance for classified loans and adjustments for current factors of $7,055,000 at September 30, 2008, compared to $6,153,000 at December 31, 2007. The specific allowance includes a valuation allowance for impaired loans of $0 at September 30, 2008 and $0 at December 31, 2007. See the discussion under “Impaired Loans”, above and notes 3 and 4 to the Unaudited Consolidated Financial Statements in Item 1, herein.

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
  Changes in the value of underlying collateral for collateral dependent loans; and,
  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

At September 30, 2008 and December 31, 2007 there was $2,154,000 and $1,644,000, respectively, in the allowance for loan losses that was unallocated. The unallocated reserve represents an amount over and above the amount determined using the factors discussed above.

There can be no assurance that the adverse impact of any of these conditions will not be in excess of the combined allowance for loan losses as determined by us at September 30, 2008 and set forth in the preceding paragraphs.

For the year to date period ended September 30, 2008 we experienced net charge offs of $11,326,000 compared to $21,000 for the same period in the prior year.

The allowance for loan losses totaled $11,141,000 or 1.52% of total loans at September 30, 2008, compared to $9,268,000 or 1.33% of total loans at December 31, 2007. At these dates, the allowance represented 47.4% and 182.9% of nonperforming and restructured loans, respectively.

It is our policy to maintain the allowance for loan losses at a level considered adequate for risks inherent in the loan portfolio. Based on information currently available to Management, including economic factors, overall credit quality, historical delinquency and history of actual charge-offs, as of September 30, 2008, we believe that the allowance for loan losses is adequate. However, no prediction of the ultimate level of additional provisions to our allowance or loan charged offs in future periods can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Quarter Ended September 30		Year to Date September 30

	2008	2007	2008	2007

Beginning Balance	$ 9,694,000	$ 8,831,000	$ 9,268,000	$ 8,409,000
Provision charged to expense	12,871,000	225,000	13,199,000	675,000
Loans charged off	(11,468,000)	(2,000)	(11,468,000)	(40,000)
Recoveries	44,000	9,000	142,000	19,000

Ending Balance	$ 11,141,000	$ 9,063,000	$ 11,141,000	$ 9,063,000

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

Our sources of liquidity consist primarily of cash and balances due from banks, federal funds sold, unpledged marketable investment securities, overnight federal fund credit lines with correspondent banks, and Federal Home Loan Bank (FHLB) advances. At September 30, 2008, consolidated liquid assets totaled $59,630,000 or 6.7% of total assets as compared to $34,176,000, or 3.9% of total consolidated assets at December 31, 2007. The increase of $25,454,000 or 74.5% was primarily due to an increase in cash and cash equivalents which was partially offset by maturities of unpledged marketable investment securities. At September 30, 2008, liquid assets consisted of cash and balances due from banks, federal funds sold, and unpledged investment securities. In addition to liquid assets, we maintain short-term overnight federal fund credit lines with correspondent banks and FHLB advance credit lines. At September 30, 2008 and December 31, 2007, we had $40,000,000 available under these federal fund credit lines. At September 30, 2008, $0 was outstanding under these credit lines. Federal fund daily rates are based on market rates for short-term overnight funds and are due on demand. These are uncommitted lines under which availability is subject to funding needs of the issuing banks. At September 30, 2008 and December 31, 2007, the Company had remaining borrowing availability from FHLB advances of $83,738,000 and $36,350,000, respectively. The Company had $12,000,000 in FHLB advances outstanding at September 30, 2008. This was a decrease of $49,800,000 compared to $61,800,000 outstanding at December 31, 2007. FHLB advances are available in both overnight and term. Rates are fixed under both advance types and are determined by market rates of comparable instruments.

The Company also has other options available should its funding needs increase beyond the maximum availability under current credit lines or in lieu of these lines. These include, but are not limited to, brokered deposits, other deposit programs, and public funds as other sources of liquidity. However, some of these options could increase the Company’s average cost of funds and impact the net interest margin.

We serve primarily a business and professional customer base and, as such, our deposit base is susceptible to economic fluctuations. Accordingly, we strive to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

Our total shareholders’ equity was $55,712,000 at September 30, 2008, compared to $55,428,000 at December 31, 2007, an increase of $284,000, or 0.5% . The change is the result of the year-to-date earnings, issuance of capital stock due to the exercise of stock options, the change in other comprehensive income or loss, and the payout of a cash dividend to shareholders in February, 2008.

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

The following table sets forth the Company’s capital ratios and the minimum capital requirements for both under the regulatory guidelines discussed above for the periods indicated:

			For Capital	To Be Categorized
	September 30, 2008	December 31, 2007	Adequacy Purposes	"Well Capitalized"

Tier 1 leverage ratio	7.71%	8.05%	4%	5%
Tier 1 capital to risk-weighted assets	8.48%	8.49%	4%	6%
Total risk-based capital ratio	10.49%	10.43%	8%	10%

We met the “well capitalized” ratio measures at September 30, 2008.

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

In June 2008, the Company hedged the trust preferred securities by entering into an interest rate swap agreement with a third party. Under the terms of the interest rate swap agreement the company agreed to pay a third party a fixed rate of 4.79% in exchange for receiving a floating rate payment equal to the three-month LIBOR index. As a result, the hedge has the practical effect of fixing our interest payments related to the hedge and underlying trust preferred securities at 6.39% . The interest rate swap serves as a cash flow hedge and protects against the effect of increases in interest rates on the hedged item. For further information, refer to the discussion of derivative financial instruments under the heading “Off-Balance Sheet Items.”

Off-Balance Sheet Items

As of September 30, 2008 and December 31, 2007, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk, except for the interest rate cap contracts and interest rate swap agreements described herein. See Note 5 to the consolidated financial statements for further information.

On-Balance sheet Derivative Instruments and Hedging Activities

Derivative Financial Instruments

During the year, the Company held stand alone derivative financial instruments in the form of interest rate cap contracts and interest rate swap agreements. Interest rate cap contracts derive their value from the difference between the cap rates and current interest rates based on an index rate. Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheet as other assets or other liabilities.

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

At September 30, 2008, we had interest rate swap agreements that qualified as cash flow hedges on $10,000,000 notional amount of indebtedness that matured. The net gain or loss on the ineffective portion of this interest rate swap agreement was not material for the quarter ended September 30, 2008.

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

During the quarter ended June 30, 2008, the two interest rate cap contracts on $14,000,000 notional amount of indebtedness matured. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively. The net gain or loss on the ineffective portion of these interest rate cap contracts was not material for the quarter ended September 30, 2008, or for the year ended December 31, 2007.

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

As of September 30, 2008, we had interest rate swap agreements on $194,968,000 notional amount of indebtedness as compared to $145,630,000 at December 31, 2007. As of September 30, 2008, the fair value of the swaps was a liability of $12,275,000 and is included with other liabilities on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the fixed-rate loans. The ineffective portion of the interest rate swap agreements for the year to date period ended September 30, 2008 was a $42,000 loss compared to a $3,000 gain for the same period in the prior year. The ineffectiveness was recognized as an adjustment to noninterest expense for the each of the respective periods.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At September 30, 2008, investment securities with a market value of $13,811,000 were pledged by us as collateral for interest rate swap agreements.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, we are able to estimate the potential impact of changing interest rates on the Company's earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liabilities (i.e., deposits and other borrowings) positions as the beginning base. The forecast balance sheet is processed against multiple interest rate scenarios. The scenarios include a 100, 200, and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200, and 300 basis point falling rate forecast which take place within a one year time frame. The latest simulation forecast using June 30, 2008 balances and measuring against a flat rate environment, calculated that in a one-year horizon an increase in interest rates of 100 basis points may result in an increase of approximately $1,385,000 (4.0%) in net interest income. Conversely, a 100 basis point decrease may also result in an increase of approximately $601,000 (1.72%) in net interest income. The basic structure of the balance sheet has not changed significantly from the last simulation run.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On November 7, 2008, members of the Board of Directors of San Joaquin Bank, the Registrant’s wholly owned subsidiary, entered into an informal memorandum of understanding (“MOU”) with the California Department of Financial Institutions (“DFI”) and the Federal Reserve Bank of San Francisco (“FRB”) to address certain issues resulting from a recent regulatory examination by the DFI on February 25, 2008. Specifically, the Board of Directors of the Bank agreed to take certain actions under the MOU, including, among others, the following:: (1) to notify and obtain the consent of the DFI and FRB prior to adding any individual to the Bank’s Board of Directors or employing any individual as a Senior Executive Officer; (2) to implement and adhere to policies to improve the bank’s credit risk and lending function; (3) to maintain an appropriate allowance for loan and lease losses; (4) to implement and adhere to an improved liquidity monitoring program; (5) to develop and implement a three-year strategic plan that includes a comprehensive discussion of capital, liquidity, and the growth and composition of the loan and deposit portfolios; (6) to adopt a capital plan designed to maintain sufficient capital based on current and future capital growth needs; and, (7) to submit regular progress reports to the DFI and FRB.

The Board of Directors and Management believe that the implementation of the provisions of the MOU will be beneficial to the Company’s consolidated operations. Since completion of the February 25, 2008 DFI regulatory examination, Management has already taken steps to comply with many of the actions required under the MOU and believes that it will not have a material adverse impact on the Company’s results of operations or financial condition. The Company is fully committed to addressing and resolving the issues presented in the MOU.

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

November 10, 2008	SAN JOAQUIN BANCORP
(Registrant)

By: /s/ Stephen M. Annis

Stephen M. Annis
Executive Vice President &
Chief Financial Officer
(Principal Financial and Accounting
Officer)