Form 10-K
period 2008-12-31
SAN JOAQUIN BANCORP
filed 2009-03-16
CIK 1368883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and average ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $70,277,302. Shares of Common Stock held by each executive officer and director of the registrant have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Common Stock was 3,936,529 as of March 11, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 26, 2009, are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III to the extent described therein.

TABLE OF CONTENTS
		Page
	Forward-Looking Statements	1

PART I
ITEM 1.	BUSINESS	2
ITEM 1A.	RISK FACTORS	10
ITEM 1B.	UNRESOLVED STAFF COMMENTS	16
ITEM 2.	PROPERTIES	17
ITEM 3.	LEGAL PROCEEDINGS	18
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
	AND ISSUER PURCHASES OF EQUITY SECURITIES	19
ITEM 6.	SELECTED FINANCIAL DATA	22
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATION	23
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	53
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	94
ITEM 9A.	CONTROLS AND PROCEDURES	94
ITEM 9B.	OTHER INFORMATION	95
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	96
ITEM 11.	EXECUTIVE COMPENSATION	96
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	96
	AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	96
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	96
PART IV
ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	97

SIGNATURES		101

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

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control or ability to predict-- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and past results should not be considered an indication of our future performance. Some of these risk factors include, but are not limited to: certain credit, market, operational, liquidity and regulatory risks associated with our business and price volatility, availability of credit, illiquid markets, reputational risks, changes in business or economic conditions internationally, nationally or in California; rising unemployment; illiquid markets; changes in the interest rate environment; access to and the cost of capital, potential acts of terrorism and actions taken in response; fluctuations in asset prices including, but not limited to, stocks, bonds, commodities or other securities, and real estate; volatility of rate sensitive deposits and investments; concentrations of real estate collateral securing many of our loans; operational risks including data processing system failures and fraud; accounting estimates and judgments; compliance costs associated with the Company’s internal control structure and procedures for financial reporting; changes in the securities markets; and, inflationary factors.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made. See “Risk Factors” in Item 1A and other risk factors discussed elsewhere in this report. You are also advised to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC.

PART I

ITEM 1. BUSINESS

General

San Joaquin Bancorp (the "Bancorp") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Its legal headquarters and principal administrative offices are located at 1000 Truxtun Avenue, Bakersfield, California. San Joaquin Bancorp provides a full range of banking services through its subsidiary bank, San Joaquin Bank (the "Bank"). The Bank is insured by the Federal Deposit Insurance Corporation ("FDIC") and is a member of the Federal Reserve System. The Bank commenced operations as a California state-chartered bank in December 1980 and is the oldest independent community bank headquartered in Bakersfield, Kern County, California. At December 31, 2008, the Bancorp and its subsidiaries (together the "Company") had total consolidated assets of $936,008,000, total consolidated deposits of $767,458,000, total consolidated net loans of $757,461,000, and shareholders’ equity of $56,372,000.

The Bank has five banking offices within Kern County, California. The Main Office is located at 1301 – 17th Street, Bakersfield, California. The Rosedale Branch, located at 3800 Riverlakes Drive, Bakersfield, California, is owned by the Company, as are the Stockdale Branch located at 4600 California Avenue and the Administrative Center located at 1000 Truxtun Avenue, both in Bakersfield, California. The Main Office and the Delano Branch at 1613 Inyo Street, Delano, are both leased facilities. During 2008, the Company began construction of a new branch in Bakersfield, referred to as the Panama Branch, on property that it had previously acquired. The Panama Branch, located at 4814 Panama Lane, opened for business during the first quarter of 2009. The Company has acquired additional property in Bakersfield at 969 Carrier Parkway to be used for construction of a new Administrative Center and property at 1420 Garces Highway in Delano, CA in order to build a new branch to replace the existing Delano branch that is currently leased. For additional information, please refer to the section titled “Future Plans for Expansion” in Item 2, Properties, herein.

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

The investment in FVGA is shown on the Company’s Consolidated Financial Statements as “Investment in real estate.” This investment consists of a 48-unit apartment project for senior citizens, located in Farmersville, Tulare County, California. The Company acquired the project by a grant deed executed in lieu of foreclosure pursuant to a judgment entered December 3, 1991, in Kern County Superior Court in settlement of a $400,000 loan owed to the Company. Concurrent with the acquisition, the Company assumed an $880,000 loan payable to the RECD. The project is operated by FVGA. The FVGA apartment project generates a positive cash flow; therefore, additional investment in the project by the Company is not required. Both KIC and FVGA exist solely to own and operate the Farmersville apartment project. Management has determined that such operations have a negligible impact on the Company. In August of 2007, the Company entered into an agreement with Pacific West Communities, Inc. to sell the above mentioned property for $1,675,000. The sale is anticipated to close during the second quarter of 2009. Upon completion of the sale, the Company plans to dissolve KIC.

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

The Company offers a wide range of deposit accounts. These include personal and business checking and savings accounts, interest-bearing negotiable order of withdrawal (“NOW”) accounts, money market accounts, time deposits and individual retirement accounts.

The Company provides a full array of lending services, including commercial, consumer installment, and real estate loans. Commercial loans are loans to local community businesses and may be unsecured or secured by assets of the business and/or its principals. Consumer installment loans include loans for automobiles, home improvements, debt consolidation and other personal needs. Real estate loans include short-term commercial loans secured by real estate and construction and land development loans.

The Company originates loans that are guaranteed under the Small Business Investment Act. Although the Company currently retains SBA loans in its portfolio, it has sold SBA loans in the secondary market in the past.

The Company also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include Automated Clearing House ("ACH") origination services, Internet banking for businesses and individual customers, safe deposit, MasterCard and Visa merchant deposit services, messenger pick-up service, cash management sweep accounts, MasterCard MasterMoney™ ATM/Check cards, and Visa and MasterCard credit cards. During 2008, the Company added remote deposit capture to its list of products offered to customers. This service allows the customer to process deposits at their business location.

At December 31, 2008, the Company employed 148 persons of whom 33 were officers, 74 were full-time employees and 41 were part-time employees. The Company believes that its employee relations are satisfactory.

The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as beneficial ownership reports on Forms 3, 4 and 5. Such documents are also available through the Securities and Exchange Commission (the “SEC”) website at http://www.sec.gov. After opening this page, click ‘Search for Company Filings’, then click ‘Company or fund name, ticker symbol, CIK (Central Index Key), file number, state, country, or SIC (Standard Industrial Classification)’ and enter the name ‘San Joaquin Bancorp’ in the Company Name box and, lastly, click the box labeled ‘Find Companies’. Requests for the Form 10-K annual report, beneficial ownership reports, as well as the Company’s director, officer and employee Code of Conduct and Ethics policy, can also be submitted to:

San Joaquin Bancorp
Corporate Secretary
1000 Truxtun Avenue
Bakersfield, CA 93301

Competition

The banking and financial services industry in California generally, and in the Company's market area specifically, is highly competitive. The increasingly competitive environment is primarily the result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company.

Economic Conditions, Government Policies, Legislation, and Regulation

The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Company on its interest-earning assets, such as loans extended to its customers and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment. The impact that future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

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

Supervision and Regulation

Banks and bank holding companies are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund; not for the benefit of stockholders of the Bancorp. The following is a summary of certain statutes and regulations affecting the Bancorp and the Bank. It is not intended to be an exhaustive description of the statutes and regulations applicable to the Bancorp’s or the Bank’s business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions.

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

Certain Restrictions on Activities and Operations of the Bancorp

San Joaquin Bancorp is registered as a bank holding company (a “BHC”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and as such is subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”). The Bancorp any subsidiaries are subject to the supervision, examination, and reporting requirements of the BHCA and the regulations of the FRB. The Bancorp is also a BHC within the meaning of Section 3700 of the California Financial Code. As such, the Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (the “DFI”).

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

The Gramm-Leach-Bliley Act (“GLBA”) established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by expanding the BHCA framework to permit BHCs that elect to be treated as “financial holding companies” (“FHCs”) to engage in a range of financial activities broader than would be permissible for traditional BHCs, such as the Bancorp, that have not elected to be treated as FHCs. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In summary, the GLBA permits a BHC that qualifies and elects to be treated as a FHC to engage in a significantly broader range of financial activities than BHCs that have not elected FHC status. The Bancorp does not currently intend to elect to become a FHC.

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

In addition, any company would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more of any class of equity securities, or otherwise obtaining control or a controlling influence over a BHC.

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

Section 500 of the California General Corporations Law restricts the ability of a California corporation to declare and pay dividends. As a California corporation, the Bancorp is restricted in its ability to declare and pay dividends. The Bancorp may, subject to certain exception, make a distribution to its shareholders if one of the following standards is met: (i) the retained earnings of the corporation immediately prior to the distribution equals or exceeds the amount of the proposed distribution; or (ii) after giving effect to the dividend, the assets of the corporation would equal at least 1¼ times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities, but if the average pre-tax earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must at least equal 1¼ times its current liabilities.

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

The GLBA changed the powers of national banks and their subsidiaries, which affects the powers of state-chartered banks that are members of the Federal Reserve System, such as the Bank. The GLBA permits a national bank to underwrite, deal in, and purchase state and local revenue bonds. It also allows a subsidiary of a national bank to engage in financial activities that the bank can not, except for general insurance underwriting and real estate development and investment. In order for a subsidiary to engage in new financial activities, the national bank and its depository institution affiliates must be well-capitalized; have at least “satisfactory” general, managerial, and CRA examination ratings; and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks. For state banks, such as the Bank, that are members of the Federal Reserve System, prior approval of the FRB is required before they can create a subsidiary to capitalize on the additional financial activities empowered by the GLBA.

FDIC Insurance Premiums

The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Deposit Insurance Fund-member institutions. Pursuant to the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), the Bank Insurance Fund and Savings Association Insurance Fund were merged to create the Deposit Insurance Fund. On January 1, 2008, final rules under the FDIRA became effective which set a base assessment schedule for 2008 for Deposit Insurance Fund premiums. Assessment rates for the insurance of deposits in 2008 ranged between a minimum of 5 cents for well-managed, well-capitalized banks to a maximum of 43 cents for institutions posing the most risk to the insurance fund, per $100 in assessable deposits. The FDIC may increase or decrease the assessment rate schedule quarterly. As of January 1, 2009, the base assessment rates were set for the first quarter of 2009 to be between 12 cents for those institutions in the lowest risk category to 50 cents for institutions in the highest risk category both based per $100 of assessable deposits. Beginning April 1, 2009, the base assessment rates per $100 of assessable deposits are set to be between 8 cents for the lowest risk category to 77.5 cents for institutions in the highest risk category.

To increase financial stability, from October 3, 2008, until December 31, 2009, the amount of deposit insurance provided by the FDIC was increased from $100,000 to $250,000. In November 2008, the FDIC adopted the Transaction Account Guaranty Program (“TAGP”) that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts, certain attorney trust accounts, and NOW accounts paying not more than 50 basis points of interest regardless of dollar amount. These accounts are mainly payment-processing accounts, such as payroll accounts used by businesses. The Bank has elected to participate in the TAGP, and, as a result, will be assessed an additional 10 basis point surcharge on the insured deposit balances exceeding $250,000.

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

As of December 31, 2008, the Bank was well capitalized for the above purposes. The FRB may revise capital requirements applicable to banking organizations beyond current levels. U.S. bank regulatory authorities have proposed changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which the Bancorp and the Bank are subject. These changes are discussed in “Recent Regulatory Developments,” below.

Brokered Deposits

Section 29 of the FDIA and FRB regulations generally limit the ability of a state bank that is a member of the Federal Reserve System to accept, renew or roll over any brokered deposit depending on the institution’s capital category. These restrictions have not had a material impact on the operations of the Company because its regulatory capital rating has never triggered such restrictions.

Transactions with Affiliates

Under Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder, there are various legal restrictions on the extent to which a BHC, such as the Bancorp, and its nonbank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with its FDIC insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its non-depository institution affiliates are limited to the following amounts:

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

Recent amendments to CRA regulations by the FRB have created a new classification of “intermediate small bank,” which includes banks that have $250 million or more but less than $1 billion in assets. The Bank currently qualifies as an “intermediate small bank” for CRA purposes. The CRA performance of intermediate small banks is measured using a lending test and a community development test. An intermediate small bank may elect to be treated as a large bank for CRA purposes, if it maintains the necessary data.

The FRB’s CRA regulations for large banks are based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. As of the date of its most recent CRA evaluation in September of 2007, the Bank’s CRA rating was “satisfactory.”

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

On December 12, 2006, the federal banking agencies jointly issued final guidance for banks and thrifts with high and increasing concentrations of commercial real estate (“CRE”), construction, and development loans. These guidelines generally require banks with concentrations in commercial real estate loans to adopt sound risk management programs and may, in certain cases, require banks to retain additional capital commensurate with the risk presented by their respective loan portfolios. The Bank believes that its risk management programs are consistent with applicable guidelines.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. EESA included a Troubled Asset Relief Program (“TARP”) which gave the Treasury broad authority to deploy up to $700 billion into the financial system for the purpose of financial stabilization and improving liquidity in capital markets. On October 14, 2008, Treasury announced an initial plan to direct $250 billion of this authority into preferred stock investments in banks and bank holding companies through a Capital Purchase Program (“CPP”). EESA included certain limitations on executive compensation, including limits on deductibility of executive compensation in excess of $500,000 and certification and disclosure requirements concerning compliance with these limitations. The compensation limitations under EESA are applicable only to institutions that receive stock investments from the Treasury.

On February 10, 2009, Treasury announced a Financial Stability Plan to address aspects of the economic crisis. The plan intended to revise the form of capital injections into financial institutions, increases the size and scope of a previously announced non-recourse lending facility by the Federal Reserve’s non-recourse lending facility, facilitate the creation of a public-private investment fund to purchase troubled assets from financial institutions, and allocate $50 billion for homeowner/foreclosure assistance. The plan would substantially increase the amount of funds injected into the nation’s financial system.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”). ARRA provides additional programs related to capital and liquidity in the banking industry and with respect to executive compensation by amending one section of EESA, which was the source of many of the executive compensation restrictions referenced above. The actual effect on the economy, the banking system and the Company as a result of the enactment of EESA, the Financial Stability Plan, certain recent guidance issued by Treasury and ARRA is not yet certain.

ITEM 1A. RISK FACTORS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

There are risk factors and uncertainties that may affect the Company’s business and impact the results of operations, some of which are beyond the control of the Company. Management’s Discussion & Analysis of Financial Condition and Results of Operations, at Item 7 in this Report, sets forth other risks and uncertainties regarding our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial, but later become material, may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

This report contains some forward-looking statements about the Company for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995, including descriptions of our plans or objectives for future operations, products or services, and forecasts of our financial condition, results of operation, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." A number of factors -- many of which are beyond our control or ability to predict -- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and past results should not be considered an indication of our future performance. Some of these risk factors include, but are not limited to: certain credit, market, operational, liquidity and regulatory risks associated with our business and price volatility, availability of credit, illiquid markets, reputational risks, changes in business or economic conditions internationally, nationally or in California; rising unemployment; illiquid markets; changes in the interest rate environment; access to and the cost of capital, potential acts of terrorism and actions taken in response; fluctuations in asset prices including, but not limited to, stocks, bonds, commodities or other securities, and real estate; volatility of rate sensitive deposits and investments; concentrations of real estate collateral securing many of our loans; operational risks including data processing system failures and fraud; accounting estimates and judgments; compliance costs associated with the Company’s internal control structure and procedures for financial reporting; changes in the securities markets; and, inflationary factors.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. This may cause the value of the Company’s securities to decline significantly, and investors could lose all or part of their investment in the Company’s common stock.

Geographic and Economic Risks

The recent financial crisis and current uncertainty in global economic conditions could negatively affect our business, earnings and financial condition.

The recent financial crisis in the United States and worldwide affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. It is expected that the business environment in California, the United States and worldwide will continue to deteriorate for the foreseeable future. There could be a number of follow-on effects from these economic developments on our business, including insolvency of some of our borrowers, inability of such borrowers to obtain credit to refinance existing loans, counterparty failures negatively impacting our treasury operations; increased asset impairments from the inability of borrowers to repay loans or sell collateral securing such loans; decreased customer confidence and decreased demand for our banking products and services.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. Near the end of 2008 and early 2009, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing over $350 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

There can be no assurance that the recently enacted legislation will help stabilize the U.S financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which evolved from the Treasury’s initial proposal in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “ARRA”) into law. The Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA or ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA or ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

The Company's operations are geographically concentrated and a change in economic conditions may significantly adversely affect our earnings and financial condition.

Our operations are concentrated in Kern County, California. As a result of this geographic concentration, local economic conditions have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant or prolonged decline in general economic conditions locally or real estate valuations in our market, caused by inflation, deflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, rising unemployment, drought and other adverse weather conditions, volatility in securities markets or other factors could impact local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

A large portion of our earning assets consist of loans secured by real estate. Conditions in the California real estate market historically have influenced the level of non-performing assets. We are experiencing a severe real estate recession in the San Joaquin Valley in California and in Kern County which has and could continue to adversely affect our results of operations. If real estate prices were to continue to fall in our market area, the security for many of our real estate secured loans could be reduced and we could incur significant losses if borrowers of real estate secured loans default and the value of our collateral is insufficient to cover our losses. Additionally, the demand for new loans and the value of real estate owned by us could decline.

The markets in which we operate are subject to the risk of earthquake and other natural disasters.

California has experienced, on occasion, significant natural disasters, including earthquakes, drought, fires, and flooding. The occurrence of one or more of such catastrophes could impair the value of the collateral for our real estate secured loans. In addition to possibly sustaining damage to our own properties, if there is a major earthquake, flood or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood or other natural disaster in California could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Regulatory Risks

The Bancorp’s and Bank’s primary federal and state regulators may impose formal enforcement actions on the Bancorp and the Bank related to capital, assets, management, earnings, liquidity and sensitivity to market risk.

On November 7, 2008, the Bank entered into an informal memorandum of understanding (“MOU”) with the California Department of Financial Institutions (“DFI”) and the Federal Reserve Bank of San Francisco (“FRB”) to address certain weaknesses resulting from a regulatory examination by the DFI on February 25, 2008. Specifically, the Board of Directors of the Bank agreed to take certain actions under the MOU, including, among others, the following: (1) to notify and obtain the consent of the DFI and FRB prior to adding any individual to the Bank’s Board of Directors or employing any individual as a Senior Executive Officer; (2) to implement and adhere to policies to improve the bank’s credit risk and lending function; (3) to maintain an appropriate allowance for loan and lease losses; (4) to implement and adhere to an improved liquidity monitoring program; (5) to develop and implement a three-year strategic plan that includes a comprehensive discussion of capital, liquidity, and the growth and composition of the loan and deposit portfolios; (6) to adopt a capital plan designed to maintain sufficient capital based on current and future capital growth needs; and, (7) to submit regular progress reports to the DFI and FRB. As of the date of this report, the Bank believes it is in compliance with the MOU.

The FRB and the DFI have the legal authority to impose formal enforcement actions against the Bancorp and Bank upon determining that either or both entities have serious financial or managerial deficiencies or if the Bank fails to comply with the MOU. Enforcement actions can include, among other things, written agreements aimed at providing a framework for improving the financial condition and capital resources of the subject banking organization, as well as cease and desist orders, which are typically only utilized if a banking organization and the FRB are unable to agree upon a written agreement. If such actions are imposed and the Bank or the Company fails to comply with or breaches the requirements in the order or agreement, the regulators may take further action to remedy or resolve such failures or breaches. Imposition of such orders or agreements or any breaches could materially adversely impact funding and liquidity requirements or have other negative consequences on our banking franchise. For additional information about regulatory enforcement options and capital requirements, refer to item 1, above, under the captions “Supervision and Regulation – ‘Restrictions on Activities of the Bank’ and ‘Capital Requirements and Prompt Corrective Action,’” which are incorporated in this paragraph by reference.

The application of various banking laws and regulations may significantly adversely affect our cash flows, dividends or other distributions and we have suspended dividend distributions on our common stock.

As a one-bank holding company, a substantial portion of the Bancorp’s cash flow typically comes from cash dividends paid directly to it by its wholly owned subsidiary, San Joaquin Bank. Various statutory provisions restrict the amount of dividends that the Bank can pay to the Bancorp without regulatory approval. To conserve our capital, the Company has determined not to pay any cash dividends to holders of our common stock in 2009 and it is unlikely that common stock dividends will be paid in the foreseeable future. The Bancorp has also exercised its right to suspend quarterly interest payments on its Trust Preferred Securities for at least the next eight quarters commencing as of March 31, 2009. In addition, if any of the Company’s subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before the Company, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

The Company is subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of the Bank’s customers and not for the benefit of investors. In the past, the Bank’s business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting the Company and the Company’s subsidiaries, may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, the Company’s business may be adversely affected by any future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, including legislative and regulatory reactions to the current economic crisis impacting the nation.

Additionally, the Company’s business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States of America. Under long- standing policy of the FRB, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, the Company may be required to commit financial and other resources to its subsidiary bank in circumstances where the Company might not otherwise do so. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The Federal Reserve Board has also been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations. The policies of the FRB may have a material effect on the Company’s business, results of operations and financial condition.

Federal and state governments could pass additional legislation responsive to current credit conditions and the FDIC has invoked authority under existing law to increase bank deposit insurance fund premiums.

The Company could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible. Also, the Company could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts.

The FDIC insures deposits at insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. As a result, the FDIC has increased premium assessments for all U.S. banks to maintain adequate funding of the Deposit Insurance Fund. For additional information about FDIC insurance premiums refer to item 1, above, under the caption “Supervision and Regulation – ‘FDIC Insurance Premiums’” which is incorporated in this paragraph by reference.

The behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin.

Interest Rate Risks

Change in interest rates may reduce our income and cash flows.

Our income and cash flows are impacted by changing interest rates. The difference between interest earned on loans and investment securities and the interest paid on deposits and other borrowings is referred to as interest rate spread. We cannot control or prevent changes in the general level of interest rates. They fluctuate in response to many factors including general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in interest rates impact the demand for new loans, the rates received on loans and securities and the rates paid on deposits and other borrowings. In general, the smaller the interest rate spread, the less San Joaquin Bancorp earns. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our earnings could be adversely affected. Our earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. The discussion in this report in item 7 under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – ‘Asset and Liability Management’ and ‘Liquidity’” is incorporated by reference in this paragraph.

Credit Risks

A degradation of our loan portfolio quality or an increase in loan losses may significantly adversely affect our income and financial condition.

The loans we categorize as “classified” are the loans that we consider to be of the greatest risk to us and, therefore, they receive the highest level of attention by our senior credit management. Classified loans can be performing or non-performing. Loan “impairment” is a classification required under generally accepted accounting principles when it is considered probable that we will be unable to collect all principal and interest due according to the contractual terms of our loan agreement. Impaired loans can be further categorized as performing or non-performing. Non-performing loans include loans past due 90 days or more that are still accruing interest and loans that are no longer accruing interest. There can be no assurance that our reported levels of classified loans, impaired loans and non-performing nonaccrual loans will not increase.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimate of potential losses within the existing portfolio of loans. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of credit risks, loan loss experience, current loan portfolio quality, collateral values, present economic and regulatory conditions and unidentified losses inherent in our loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Accordingly, our allowance for loan losses may prove to be insufficient to absorb all losses inherent in our loan portfolio. Significant future increases in the provision for loan losses to augment the allowance will result in a decrease in net income and negatively impact our capital adequacy. This, in turn, may have a material adverse effect on our financial condition and results of operations. Additional information about our allowance for loan losses, classified loans, nonaccrual loans and related matters is set forth item 7, herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – ‘Credit Quality’ and ‘Allowance for Loan Losses,’” which are incorporated by reference in this paragraph.

Our concentration in real estate construction and land development loans subjects us to additional risks.

We have a concentration in real estate construction and land development loans. Approval and terms of such loans depends in part on estimates of costs and value associated with the completed project. These estimates may be inaccurate especially with declining real estate valuations. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately determine the total funds required to complete a project and its actual market value. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest may be added to the principal of the loan through an interest reserve. Repayment is substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and unpaid interest. If our appraisal of the value of the completed project proves to be overstated, if real estate values decline during the construction process, if a project suffers substantial delays or the builder ceases operations, we may charge off substantial portions of these loans and could have inadequate security for the repayment of principal and accrued interest upon maturity.

The soundness of other financial institutions could adversely affect the Company.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of default of the Company’s counterparty or client. There is no assurance that any such losses would not materially and adversely affect the Company’s income and business.

Funding Risks

Our ability to satisfy all of our operating and liquidity requirements could be impaired if our financial condition or capital adequacy declines significantly or below prescribed regulatory levels

All depository institutions require access to cash and liquid assets that are convertible to cash to meet their operating needs. Those needs include payment of operating expenses, meeting customers’ withdrawal requests and funding loans. Both assets and liabilities contribute to our liquidity position. Cash and balances due from correspondent banks, federal funds and Federal Home Loan Bank (FHLB) lines, unpledged available-for-sale investments, investment and loan maturities and repayments all contribute to liquidity, along with deposit increases, while loan funding, debt maturities and repayments, and deposit withdrawals decrease liquidity. While the Bank currently has sufficient liquidity and capital to satisfy applicable regulatory guidelines for a well-capitalized bank, if the Bank ceases to be well-capitalized, the Bank will not be able to accept brokered deposits without advance regulatory approval, which in turn could adversely affect the Bank’s ability to fund its operations.

To support its funding needs the Bank has collateralized borrowing capacity from the Federal Home Loan Bank of San Francisco. The Bank also had unused unsecured federal funds lines of credit from correspondent banks.

Management has implemented an enhanced liquidity funding plan designed to assure access to sufficient liquidity to satisfy its foreseeable funding needs or in the event of unexpected adverse circumstances. This and other strategies adopted by management are expected to increase our liquidity during 2009, reduce short-term borrowings and improve our capital ratios, however, there can be no assurance that these targets will be achieved. If our financial condition and operating results deteriorate significantly or if the Bank’s reputation suffers, our deposit customers could make requests for withdrawal of their deposits substantially in excess of expected withdrawal levels (and in excess of the levels of our liquid assets). Under these circumstances, we would be required to borrow additional funds or sell other long-term assets in order to raise cash. For additional information about liquidity and brokered deposits, refer to the captions in item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – ‘Liquidity’ and ‘Deposits Categories,’” which are incorporated by reference in this paragraph.

Competitive Risks

The Company faces strong competition which may significantly adversely affect our earnings.

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

Management regularly evaluates and maintains the Company’s internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s financial condition and results of operations.

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

Shareholder and Capital Market Risks

To bolster the Company’s capital, the Bancorp may attempt to increase its equity by selling common or preferred stock, either privately or through participation in the Capital Assistance Program announced by the US Treasury on February 10, 2009, on terms which are not yet known.

The Bancorp may seek to issue and sell additional shares of common stock or preferred stock in order to increase its capital, however, there can be no assurance that any capital can be raised or, if raised, that the terms associated with such equity will not materially adversely impact our results of operations or our existing shareholders. On February 10, 2009, the US Treasury announced a “Capital Assistance Program” under which eligible financial institutions will be entitled to participate after a supervisory review. The details of this program are largely unknown at the date of this report nor is it known whether the Company or the Bank will qualify or choose to participate even if it or they do qualify. If the Bancorp pursues new capital in the private sector or from the US Treasury, issuance of common stock or one or more series of preferred stock may result in dilution to the investments of existing shareholders and the effects could include, among other things, i) restricting our ability to declare dividends or the amount of dividends on our common stock, ii) restricting our ability to repurchase outstanding shares of common stock, iii) diluting the voting power of the existing common stock, iv) change the market price of the common stock or impair the liquidation rights of the common stock or v) imposing conditions and limitations related to executive compensation, corporate governance and new public reporting obligations. Additionally, if we issue preferred stock, the dividends declared on those shares will reduce the net income available to common shareholders and the Company’s earnings per common share. Holders of preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

The Company has adopted a capital enhancement strategy but there can be no assurance it will be successful.

In January 2009, the Company developed a capital strategy to enhance capital resources and improve capital ratios during 2009. We anticipate that our capital balances will be enhanced through retained earnings, improved asset quality, changes to our deposit mix, reduction in total assets and potential capital raising efforts. We believe these efforts will also improve our capital ratios. The capital strategy includes goals to attain minimum capital ratios for Tier I leverage, Tier 1 risk-based capital and Total risk-based capital of 8%, 9%, and 12%, respectively. The Company anticipates achieving these target levels by the end of 2009 although there can be no assurance that any of our projections or targets will be achieved. Events outside of our control including those discussed in this Risk Factor section or elsewhere in this report could impede or prevent achievement of our capital strategy. For additional information, refer to item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – ‘Capital Resources.’”

Your ability to sell your shares of common stock at the times and in the amounts you desire may be limited.

Our common stock trades on the Over-the-Counter (“OTC”) Bulletin Board under the symbol SJQU.OB. The OTC Bulletin Board (www.OTCBB.com) is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. We are not listed on NASDAQ or a national securities exchange and the trading volume in our common stock is very thin, with average daily volumes that are lower than those of other listed financial services companies. While several investment securities brokers/dealers make a market in our common stock, there is no active trading market for our common stock and thus you may not be able to sell the shares of common stock that you own at the times and in the amounts you would otherwise like to. Also, our common stock is not marginable, meaning that it is not possible to borrow against the valuation of our common stock that is held in a securities brokerage account.

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

	Use of	Square Feet of	Land and
Name and Location	Facilities	Interior Space	Building Costs

Administration	Principal	10,000	$1,096,000
1000 Truxtun Ave.	Executive Offices
Bakersfield, CA 93301

Rosedale Branch	Branch Office	12,600	$3,562,000
3800 Riverlakes Dr.
Bakersfield, CA 93312

Stockdale Branch	Branch Office	5,914	$3,317,000
4600 California Ave.
Bakersfield, CA 93309

The following facilities are leased by the Company as of December 31, 2008. In the opinion of Management, all such properties are adequately covered by insurance.

	Use of	Square Feet of	Land and	Lease
Name and Location	Facilities	Interior Space	Building Costs	Expiration Date

Main Branch	Branch Office	6,311	$ 6,829.74 per	2/28/2016
1301-17th St.			month(1)
Bakersfield, CA 93301

Delano Branch	Branch Office	1,690	$2,112.50 per	3/31/2010(2)
1613 Inyo St.			month
Delano, CA

1.	This rent amount is subject to a periodic cost of living adjustment based upon the producer price index as published by the U.S. Bureau of Labor Statistics. The next adjustment is due on February 1, 2013.

2.	The Company may terminate the lease prior to the lease expiration date upon 60 days notice and payment of two months rent upon such cancellation date.

Future Plans For Expansion

The Company purchased land located at the northeast corner of Panama Lane and Stine Road, in Bakersfield, California that is approximately 57,000 square feet in size. The purchase price of the property was $1,714,000. The Company planned to build and open a branch on the property. At December 31, 2008, the majority of construction was complete. The Branch opened for business in March 2009, upon completion of construction.

In 2007, the Company purchased land located at 969 Carrier Park Way, in Bakersfield, California that is approximately 2.19 acres in size. The purchase price of the property was $435,000. The Company plans to build and relocate its administrative operations center on the property. Completion of the property is expected by the third quarter of 2010.

During 2008, the Company purchased land located at 1420 Garces Highway in Delano, California that is approximately 0.80 acres in size. The purchase price of the property was $650,000. The Company plans to build and relocate its Delano Branch on the property. Completion of the property is expected by the fourth quarter of 2010. Upon completion, the Company expects to terminate its lease at the existing Delano branch location.

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

	High	Low

Year Ended December 31, 2008
First quarter	$ 29.40	$ 23.18
Second quarter	$ 28.10	$ 23.00
Third quarter	$ 26.50	$ 19.00
Fourth quarter	$ 21.50	$ 13.25

Year Ended December 31, 2007
First quarter	$ 37.50	$ 33.18
Second quarter	$ 34.32	$ 31.41
Third quarter	$ 32.73	$ 23.64
Fourth quarter	$ 27.73	$ 23.36

The last sales price for the Company’s common stock on March 11, 2009 was $7.50. As of March 11, 2009, there were 275 holders of record of the Company’s common stock (which holders may be nominees for an undetermined number of beneficial owners).

The Company paid a cash and/or stock dividend in each of the last ten calendar years. The following sets forth the dividend history of the Company for the past three years:

  A $0.24 per share cash dividend was declared for shareholders of record as of February 27, 2006
  A $0.27 per share cash dividend was declared for shareholders of record as of February 28, 2007
  A $0.30 per share cash dividend and 10% stock dividend were declared for shareholders of record as of February 28, 2008.

For 2009, the Bancorp’s Board of Directors (the “Board”) has announced it will suspend cash dividends for 2009 to enhance capital growth and it is unlikely that the Board will declare or pay any common stock dividends in 2010

Under California law, Bancorp may not, with certain exceptions, pay a dividend to its shareholders unless (i) its retained earnings equal at least the amount of the proposed dividend, or (ii) after giving effect to the dividend, the Bancorp’s assets would equal at least 1.25 times its liabilities. Under certain circumstances, Bancorp would also be required to obtain the FRB’s consent prior to declaring and paying a dividend. See Item 1 “Supervision and Regulation – Cash Dividends” and Item 1A “Risk Factors --Regulatory Risks” herein.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 about the Company’s common stock that may be issued upon the exercise of options under the Company’s 1989 Stock Option Plan, 1999 Stock Incentive Plan, or 2008 Stock Incentive Plan, all of which were approved by our shareholders.

Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities to be	Weighted-average Exercise	Equity Compensation Plans
	Issued upon Exercise of	Price of Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants and	Reflected in Column (a))
Plan Category	Warrants and Rights (#)(a)	Rights ($)(b)	(#)(c)

Equity compensation plans
Approved by shareholders	452,432 (1)	$20.22	500,000 (2)
Equity compensation plans not
Approved by shareholders	-	-	-

Total	452,432	$20.22	500,000

1)	Represents options granted under the 1989 Stock Option Plan to purchase 22,495 shares of the Company’s common stock and options granted under the 1999 Stock Incentive Plan to purchase 429,928 shares of the Company’s common stock. The 1999 Stock Incentive Plan was frozen upon shareholder approval of the Company’s 2008 Stock Incentive Plan in May, 2008.

2)	Represents 500,000 shares reserved for issuance under the 2008 Stock Incentive Plan as of December 31, 2008.

Stock Performance

The following graph compares the cumulative return on the Company’s common stock during the five years ended December 31, 2008 with the cumulative returns of the Russell 2000 stock index and the NASDAQ Bank index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

	12/03	12/04	12/05	12/06	12/07	12/08
San Joaquin Bancorp	100.00	148.02	180.31	204.53	140.64	81.97
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
NASDAQ Bank	100.00	111.11	108.64	123.74	97.71	74.73

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during fiscal year 2008.

Unregistered Sales of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information, including share and per share information. The selected financial and other data as of and for the five years ended December 31, 2008 is derived in part from the audited Consolidated Financial Statements of the Company presented elsewhere in this annual report on Form 10-K. The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company, including the related notes included elsewhere herein.

			At December 31,

(data in thousands, except per share data)	2008	2007	2006	2005	2004

Total Assets	$ 936,008	$ 868,728	$ 748,930	$ 627,098	$ 496,746
Cash & Due from banks	31,607	26,209	31,869	24,355	24,082
Federal Funds Sold	520	-	4,250	1,700	-
Securities available-for-sale	6,335	6,433	7,072	2,428	2,494
Securities held-to-maturity	89,177	106,858	140,822	167,636	122,912
Total Loans, gross	774,512	700,068	537,761	408,950	326,879
Allowance for loan losses	15,537	9,268	8,409	7,003	5,487
Deferred loan fees	1,514	1,610	1,353	1,550	1,023
Investment in real estate	513	577	643	710	686
Total deposits	767,458	716,073	642,654	575,533	442,976
Federal funds purchased and securities sold
under agreements to repurchase	-	-	-	-	8,663
FHLB Advances	48,400	61,800	32,200	-	-
Long-term debt and other borrowings	17,076	17,087	17,098	6,797	6,805
Total shareholders' equity	56,372	55,428	45,866	39,192	33,110

Selected Statement of Operations Data:	2008	2007	2006	2005	2004

Interest income	$ 51,491	$ 55,657	46,528	32,269	22,055
Interest expense	18,211	25,312	17,828	9,046	3,615
Net interest income before
provision for loan losses	33,280	30,345	28,700	23,223	18,440
Provision for loan losses	16,644	900	1,730	1,200	1,200
Net interest income after
provision for loan losses	16,636	29,445	26,970	22,023	17,240
Noninterest income	3,482	3,128	3,075	2,711	3,070
Noninterest expense	17,484	16,222	15,205	13,368	11,427
Income before taxes	2,634	16,351	14,840	11,366	8,883
Income tax expense	165	6,933	6,366	4,742	3,475
Net income	2,469	9,418	$ 8,474	$ 6,624	$ 5,408

Share Data:	2008	2007	2006	2005	2004

Net income per share (basic) (1)	$ 0.63	$ 2.43	$ 2.22	$ 1.76	$ 1.45
Net income per share (diluted) (1)	$ 0.61	$ 2.31	$ 2.08	$ 1.65	$ 1.36
Book Value per share (1)(2)	$ 14.32	$ 14.25	$ 11.96	$ 10.37	$ 8.86
Cash dividend per share (1)	$ 0.27	$ 0.25	$ 0.22	$ 0.20	$ 0.18
Weighted average common shares outstanding (1)	3,929,879	3,207,021	3,159,819	3,110,345	3,079,877
Period end shares outstanding (1)	3,936,529	3,214,838	3,169,293	3,123,542	3,087,395

1)	Reflects the effect of the 10% stock dividend paid on March 17, 2008.

2)	Shareholders' equity divided by shares outstanding

			At December 31,

Key Operating Ratios:	2008	2007	2006	2005	2004

Performance ratios:
Return on Average Equity (1)	4.21%	18.76%	19.48%	18.43%	17.69%
Return on Average Assets (2)	0.28%	1.21%	1.26%	1.18%	1.17%
Net interest spread (3)	3.38%	3.12%	3.47%	3.70%	4.06%
Net interest margin (4)	4.01%	4.20%	4.60%	4.51%	4.43%
Efficiency ratio (5)	47.56%	48.46%	47.85%	51.55%	53.12%
Net loans (6) to total deposits	98.70%	96.25%	82.16%	69.57%	72.32%
Dividend payout ratio (7)	42.86%	10.11%	9.84%	11.34%	12.50%
Average shareholders' equity to
average total assets	6.60%	6.45%	6.45%	6.41%	6.64%

Asset Quality Ratios:
Nonperforming and restructured loans
to total loans (8)	0.73%	0.73%	0.03%	0.18%	0.63%
Nonperforming and restructured assets
to total loans and OREO (9)	0.73%	0.73%	0.15%	0.35%	0.84%
Net charge-offs to average total loans	1.41%	0.01%	0.07%	0.17%	0.17%
Allowance for loan losses to total loans	2.01%	1.33%	1.57%	1.72%	1.68%
Allowance for loan losses to
nonperforming and restructured loans	34.89%	182.87%	5496.08%	963.27%	267.53%

Capital Ratios:
Tier 1 capital to adjusted total assets	7.68%	8.05%	8.24%	6.44%	6.66%
Tier 1 capital to total risk weighted assets	8.27%	8.49%	9.16%	8.03%	8.68%
Total capital to total risk weighted assets	10.25%	10.43%	11.37%	10.51%	11.50%

1)	Net income divided by average shareholders' equity.

2)	Net income divided by average assets.

3)	Dollar weighted average interest income yield less dollar weighted average interest expense rate.

4)	Net interest income divided by average interest-earning assets.

5)	Noninterest expense as a percentage of the sum of net interest income before provision for loan losses and noninterest income excluding securities gains and losses.

6)	Total gross loans less the allowance for loan losses, deferred fees and related costs.

7)	Dividends declared per share as a percentage of net income per share.

8)	Nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

9)	Nonperforming assets consist of nonperforming and restructured loans and other real estate owned (OREO).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the Consolidated Financial Statements and related Notes. It should be read in conjunction with those statements and notes thereto appearing elsewhere in this report. The results of operations for the periods presented may not necessarily be indicative of future results.

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

The most significant accounting policies followed by the Company are discussed in Notes 1 and 16 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are recorded in the financial statements and how they are determined.

Reorganization

On May 9, 2006, San Joaquin Bancorp, San Joaquin Bank, and San Joaquin Reorganization Corp. (the "Reorganization Corp."), a wholly-owned subsidiary of the Bancorp, entered into an Agreement and Plan of Reorganization and Agreement of Merger (together, the "Agreements") pursuant to which the Reorganization Corp. would be merged with and into the Bank, with the Bank being the surviving corporation (the "Reorganization"). The Reorganization was approved by the affirmative vote of a majority of the outstanding shares of the Bank’s common stock on June 20, 2006. Following receipt of all required regulatory approvals, the Reorganization became effective on July 31, 2006.

As a result of the Reorganization, the Bank became a wholly-owned subsidiary of Bancorp and each outstanding share of the Bank’s common stock was automatically converted into a share of Bancorp’s common stock. In addition, upon consummation of the Reorganization, Bancorp assumed all outstanding stock options of the Bank. Such stock options continue be subject to substantially the same terms and conditions of such stock options immediately prior to the consummation of the Reorganization, except that such options are now exercisable for Bancorp’s common stock.

Prior to the Reorganization, the Bank's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Bank was subject to the information requirements of the Exchange Act and filed annual and quarterly reports, proxy statements and other information with the FDIC. As a result of the Reorganization, Bancorp became the successor to the Bank for securities reporting purposes and Bancorp's common stock became registered under Section 12(g) of the Exchange Act.

The Bank continues doing business under the name San Joaquin Bank.

Overview

Overall, 2008 was a challenging year due to the severe downturn in global, national and California real estate markets and economy in general. The downturn in the California real estate market had the most significant impact on earnings due largely to declines in underlying collateral values and illiquid markets. Classified loans, those identified by management as possessing the greatest credit risks and requiring the most attention, increased significantly in the second half of 2008. Consequently, our earnings were adversely impacted due to loan charge offs and additions to our allowance for loan losses. We anticipate that loan and deposit growth will slow or contract during 2009 as we focus on improving our asset quality and funding base, preserving capital and maintaining liquidity. Deposit growth was reasonable for the year and increased slightly in the fourth quarter of 2008 primarily because of the Certificate of Deposit Account Registry Service (CDARS) product offered by the Bank, which allows larger depositors (with accounts greater than $250,000) to receive FDIC deposit insurance coverage of up to $50 million. Liquidity remained strong throughout 2008 because of the diversity of liquidity sources available to the Company. Capital was affected by the economic downturn due to the reduction of earnings for the year compared to prior years. However, even with the serious economic crisis, the Company remained in the well-capitalized category for regulatory purposes as of the end of 2008. In the fourth quarter of 2008, in conjunction with our banking regulators, our management developed and began to implement a strategic plan designed primarily to strengthen capital, improve liquidity and reduce classified loans and credit risk.

At December 31, 2008, the Company had total consolidated assets of $936,008,000, an increase of 7.7% compared to the $868,728,000 in assets at the end of 2007. Loan growth was the primary contributor to asset growth for the year. Total consolidated net loans were $757,461,000, an increase of 9.9%, compared to the $689,190,000 in net loans at year end 2007. The majority of the increase came from loans secured by commercial real estate, which continued to grow at a steady pace. Total consolidated deposits were $767,458,000, an increase of 7.2% over the 2007 level of $716,073,000. Compared to year end 2007 levels, our deposit mix changed considerably. Non-interest bearing demand deposits increased by $13,855,000 or 8.2%, NOW checking decreased by $3,485,000 or 16.0%, money market and savings deposits decreased $94,457,000 or 21.2%, and time deposits increased by $135,473,000 or 151.2%, primarily from increased participation in the CDARS program. The majority of the decrease in money market and savings deposits was due to the transfer by our customers of funds into the CDARS program. Consolidated shareholders’ equity was $56,372,000, an increase of 1.7% compared to $55,428,000 at the end of 2007. The increase was a result of earnings less cash dividends paid in early 2008.

We reported annual net income of $2,469,000 for the year ended December 31, 2008. Net income decreased $6,948,000, or 73.8%, over the $9,418,000 reported in 2007, which was an increase of $944,000, or 11.1%, from the $8,474,000 reported in 2006. The decrease in 2008 compared to 2007 was primarily the result of an increase in the provision for loan losses of $15,744,000, before taxes, due to loan losses occasioned by declining real estate collateral values and loan impairments. The decrease in net income was offset slightly by a $2,936,000 increase in net interest income before the provision for loan losses and an increase in non-interest income of $354,000. Diluted earnings per share for the year ended December 31, 2008 decreased 75.6% to $0.61 compared to the $2.54 for 2007, which was an increase of 10.9% from $2.29 in 2006.

For the years ended December 31, 2008, 2007, and 2006, annualized return on average assets was 0.28%, 1.21%, and 1.26%, respectively. The annualized return on average equity (ROAE) was 4.21%, 18.76%, and 19.48% for the years ended December 31, 2008, 2007, and 2006, respectively. Before the economic downturn in 2008, ROAE had averaged over 18% for the prior five calendar years.

We ended 2008 with a Tier 1 capital ratio of 7.68%, a Tier 1 capital to risk-weighted asset ratio of 8.27%, and a total capital to risk weighted asset ratio of 10.25% . At the end of 2007, these ratios were 8.05%, 8.49% and 10.43%, respectively. We met all the criteria under current regulatory guidelines for a “well capitalized” bank holding company as of December 31, 2008. However, due to the level of classified loans that we had on our balance sheet at the end of 2008, if economic conditions continue to deteriorate in 2009, we could experience additional pressure on our earnings and capital based on future loan losses, the need for additional provisions to our allowance for loan losses, increases in classified, nonaccrual or impaired loans and expenses associated with our efforts to improve our credit quality.

To preserve capital, the Company’s board of directors suspended cash dividend payments for 2009 and it is unlikely that we will pay cash dividends on our common stock in 2010. Additionally, effective March 31, 2009, the Company suspended quarterly interest payments on its trust preferred securities for at least eight consecutive quarters pursuant to a right to suspend such payments in the documentation for such securities.

In 2008, the Bank continued to be a leader in deposit share for Kern County, with deposits of 13.4% at mid-year 2008, up from 12.3% for the same period in 2007. At December 31, 2008, San Joaquin Bank was the third largest of twenty-two FDIC-insured financial institutions doing business in Kern County, based upon total deposits.

During 2008, the Company’s need for noncore funding, such as Federal Home Loan Bank ("FHLB") advances, brokered deposits, and time certificates of deposit in the form of public funds, and other borrowings, increased to 20.5% from 19.5% in 2007. Non-core funding at December 31, 2008 was $171.1 million compared to $155.1 million at the end of 2007. During 2009, the Company plans to reduce assets primarily through scheduled maturities of investment securities. It is anticipated that the proceeds will be used to reduce the Company’s need for noncore funding. This is discussed in more detail in the “Liquidity” section below.

The following table provides a summary of the major elements of income and expense for the three years ended December 31:

			Year to date December 31

		Year-Over-Year			Year-Over-Year
(dollars in thousands, except per share data)	2008	Change		2007	Change		2006

INTEREST INCOME
Loans (including fees)	$ 47,699	$ (2,211)	-4.4%	$ 49,910	$ 10,295	26.0%	$ 39,615
Investment securities	3,720	(1,864)	-33.4%	5,584	(872)	-13.5%	6,456
Fed funds & other interest-bearing balances	72	(91)	-55.8%	163	(294)	-64.3%	457

Total Interest Income	51,491	(4,166)	-7.5%	55,657	9,129	19.6%	46,528

INTEREST EXPENSE
Deposits	16,018	(7,263)	-31.2%	23,281	7,091	43.8%	16,190
Short-term borrowings	1,188	383	47.6%	805	(100)	-11.0%	905
Long-term borrowings	1,005	(221)	-18.0%	1,226	493	67.3%	733

Total Interest Expense	18,211	(7,101)	-28.1%	25,312	7,484	42.0%	17,828

Net Interest Income	33,280	2,935	9.7%	30,345	1,645	5.7%	28,700
Provision for loan losses	16,644	15,744	1749.3%	900	(830)	-48.0%	1,730

Net Interest Income After Loan Loss Provision	16,636	(12,809)	-43.5%	29,445	2,475	9.2%	26,970

NONINTEREST INCOME
Service charges & fees on deposits	1,167	260	28.7%	907	120	15.2%	787
Other customer service fees	1,267	99	8.5%	1,168	(154)	-11.6%	1,322
Other	1,048	(5)	-0.5%	1,053	87	9.0%	966

Total Noninterest Income	3,482	354	11.3%	3,128	53	1.7%	3,075

NONINTEREST EXPENSE
Salaries and employee benefits	10,222	199	2.0%	10,023	529	5.6%	9,494
Occupancy	1,023	(3)	-0.3%	1,026	84	8.9%	942
Furniture & equipment	1,285	223	21.0%	1,062	33	3.2%	1,029
Promotional	698	93	15.4%	605	37	6.5%	568
Professional	1,345	(16)	-1.2%	1,361	134	10.9%	1,227
Other	2,911	766	35.7%	2,145	200	10.3%	1,945

Total Noninterest Expense	17,484	1,262	7.8%	16,222	1,017	6.7%	15,205

Income Before Taxes	2,634	(13,717)	-83.9%	16,351	1,511	10.2%	14,840
Income Taxes	165	(6,768)	-97.6%	6,933	567	8.9%	6,366

NET INCOME	$ 2,469	(6,949)	-73.8%	$ 9,418	944	11.1%	$ 8,474

Basic Earnings per Share	$ 0.63	(1.80)	-74.1%	$ 2.43	0.21	9.5%	$ 2.22

Diluted Earnings per Share	$ 0.61	(1.70)	-73.6%	$ 2.31	0.23	11.0%	$ 2.08

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

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

	Year to date December 31

(Unaudited)(dollars in thousands)		2008			2007			2006

			Avg	Avg		Avg	Avg		Avg
	Avg Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Earning assets:
Loans, net of unearned (1)	$ 737,556	$ 47,699	6.47%	$ 591,710	$ 49,910	8.43%	$ 461,346	$ 39,615	8.59%
Taxable investments	85,672	3,568	4.16%	123,060	5,393	4.38%	148,570	6,301	4.24%
Tax-exempt investments(2)	3,997	152	3.80%	4,556	191	4.19%	4,091	155	3.79%
Fed funds sold and other
interest-bearing balances	3,309	72	2.18%	3,269	163	4.99%	9,796	457	4.67%

Total Earning Assets	830,534	51,491	6.20%	722,595	55,657	7.70%	623,803	46,528	7.46%

Cash & due from Banks	26,128			25,836			26,457
Other assets	31,872			30,227			23,761

Total Assets	$ 888,534			$ 778,658			$ 674,021

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 263,120	$ 7,006	2.66%	$ 291,438	12,663	4.35%	$ 289,385	$ 11,428	3.95%
Savings	179,408	4,904	2.73%	165,085	7,660	4.64%	98,432	3,525	3.58%
Time deposits	139,389	4,108	2.95%	62,578	2,958	4.73%	31,972	1,237	3.87%
Other borrowings	64,975	2,193	3.38%	32,732	2,031	6.20%	27,531	1,638	5.95%

Total interest-bearing liabilities	646,892	18,211	2.82%	551,833	25,312	4.59%	447,320	17,828	3.99%

Noninterest-Bearing Deposits	160,622			164,221			176,879
Other Liabilities	22,386			12,396			6,319

Total Liabilities	829,900			728,450			$ 630,518

SHAREHOLDERS' EQUITY
Shareholders' Equity	58,634			50,208			43,503

Total Liabilities and
Shareholders' Equity	$ 888,534			$ 778,658			$ 674,021

Net Interest Income and
Net Interest Margin (3)		$ 33,280	4.01%		$ 30,345	4.20%		$ 28,700	4.60%

1)	Loan interest income includes fee income of $1,664,000, $1,859,000, and $1,967,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The average balance of loans includes average deferred loan fees. The average balance of nonaccrual loans has been included in net loans. Certain loans in 2008 and 2007 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

Summary of Changes in Interest Income and Expense

	Year to date September 30
		2008 over 2007

(unaudited)(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	10,828	(13,039)	(2,211)
Taxable investment securities	(1,569)	(256)	(1,825)
Tax-exempt investment securities (2)	(22)	(17)	(39)
Fed funds sold and other interest-bearing balances	2	(93)	(91)

Total	9,239	(13,405)	(4,166)

Interest-Bearing Liabilities:

NOW and money market accounts	(1,135)	(4,522)	(5,657)
Savings deposits	617	(3,373)	(2,756)
Time deposits	2,585	(1,435)	1,150
Other borrowings	1,377	(1,215)	162

Total	3,444	(10,545)	(7,101)

Interest Differential	5,795	(2,860)	2,935

	Twelve Months Ended December 31
		2007 over 2006

(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:

Loans, net of unearned income (1)	11,008	(713)	10,295
Taxable investment securities	(1,112)	204	(908)
Tax-exempt investment securities (2)	19	17	36
Fed funds sold and other interest-bearing balances	(323)	29	(294)

Total	9,592	(463)	9,129

Interest-Bearing Liabilities:

NOW and money market accounts	82	1,153	1,235
Savings deposits	2,878	1,257	4,135
Time deposits	1,397	324	1,721
Other borrowings	320	73	393

Total	4,677	2,807	7,484

Interest Differential	4,915	(3,270)	1,645

1)	Loan interest income includes fee income of $1,664,000, $1,859,000, and $1,967,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

2)	Applicable nontaxable securities yields are not material to the Company’s results of operations, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

Net interest income, before provision for loan losses, for the year ended December 31, 2007 was $33,280,000, an increase of $2,935,000 (9.7%) compared to $30,345,000 for the year ended December 31, 2007, which increased $1,645,000 (5.7%) over $28,700,000 for the year ended December 31, 2006.

2008 Compared to 2007

Total interest income for the year ended December 31, 2008 was $51,491,000 compared to $55,657,000 for the same period of 2007, a decrease of $4,166,000, or 7.5% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During 2008, total average earning assets were $830,534,000 compared to $722,595,000 in

2007, an increase of $107,939,000, or 14.9% . This increase in average earning assets resulted in an increase of $9,239,000 in interest income. During the same period, the average rate paid on earning assets decreased from 7.70% to 6.20%, or 150 basis points, which led to a decrease of $13,405,000. This decrease in average yield on total earning assets was due to both changes in the yields due to a decrease in the overall interest rate environment and changes in the mix of earning assets. Loans contributed to the majority of the change in interest income, while declines due to rate and volume for investment securities also contributed to lower interest income. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

Average loans increased $145,846,000, or 24.6%, from $591,710,000 at December 31, 2007 to $737,556,000 at December 31, 2008, increasing interest income by $10,828,000 for the year ended December 31, 2008. During that same year-over-year period, the average yield on loans decreased by 196 basis points, resulting in a decrease in interest income on loans of $13,039,000. The combined effect was a decrease of $2,211,000 in interest income earned on average loans during 2008 compared to 2007.

Average taxable investment securities decreased from $123,060,000 at December 31, 2007 to $85,672,000 at December 31, 2008, a decrease of $37,388,000, or 30.4% . This decrease in taxable investment securities caused interest income to decrease by $1,569,000 during 2008 compared to 2007. The yield on taxable investment securities decreased by 22 basis points during this year-over-year period, decreasing interest income on taxable investment securities by $256,000 during the year ended December 31, 2008 compared to the year ended December 31, 2007. These two factors resulted in a net decrease in interest earned on taxable investment securities of $1,825,000 in 2008 versus the same period of 2007.

Average federal funds sold and other interest-bearing balances increased by $40,000, or 1.2% to $3,309,000 at December 31, 2008 compared to the same period in 2007. This volume increase resulted in an increase in interest income of $2,000 on the sale of federal funds during 2008 compared to 2007, while the decrease of 281 basis points in the average yield on federal funds sold caused a decrease in interest income of $93,000 during this time period. The net result was a decrease of $91,000 in interest income on federal funds sold and other interest-bearing balances during 2008 compared to 2007.

Interest expense for the year ended December 31, 2008 was $18,211,000 compared to $25,312,000 for the same period of 2007, a decrease of $7,101,000, or 28.1% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During 2008, total average interest-bearing liabilities were $646,892,000 compared to $551,833,000 during 2007, an increase of $95,059,000, or 17.2% . During the same period, the average rate paid on interest-bearing liabilities decreased 177 basis points from 4.59% to 2.82% . Of the decrease in interest expense, $10,545,000 was due to changes in the average rate paid on interest-bearing liabilities, which was partially offset by an increase of $3,444,000 due to increases in the average volume of interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

Average NOW and money market deposits decreased from $291,438,000 for the year ended December 31, 2007 to $263,120,000 in 2008, a decrease of $28,318,000, or 9.7% . This decreased volume of interest-bearing deposits resulted in a decrease in interest expense of $1,135,000 during 2008 compared to 2007, while the 169 basis point decrease in average rates during the same period caused interest expense to decline by $4,522,000. The net result was a decrease in interest expense on NOW and money market accounts of $5,657,000 during the year ended December 31, 2008 compared to 2007.

Average savings deposits increased during 2008 to $179,408,000, compared to $165,085,000 in 2007, an increase of $14,323,000, or 8.7% . Because of this increase in volume, interest expense increased $617,000. During the same period, interest rates decreased by 191 basis points, resulting in a decrease of interest expense of $3,373,000 in 2008 compared to 2007. The net result was a decrease of $2,756,000 in interest expense on average savings deposits during 2008 versus 2007.

Average time deposits during the year ended December 31, 2008 increased to $139,389,000 compared to $62,578,000 during the year ended December 31, 2007, an increase of $76,811,000, or 122.7% . This increase in average time deposits caused interest expense to increase by $2,585,000 in 2008 compared to 2007, while the 178 basis point decrease in interest rates on time deposits caused interest expense to decrease by $1,453,000 during this same time period. These two factors resulted in an increase in interest expense on time deposits of $1,150,000 in 2008 compared to 2007.

The Company continued to rely on FHLB advances in 2008 to fund a portion of the increase in loan volume. Average other borrowings, consisting primarily of subordinated notes and FHLB advances, increased during the year ended December 31, 2008 to $64,975,000 compared to $32,732,000 during the year ended December 31, 2007, an increase of $32,243,000, or 98.5% . This increase in volume caused interest expense to increase by $1,377,000 during 2008 compared to 2007. Interest rates paid on other borrowings decreased by 282 basis points and caused interest expense to decrease by $1,215,000 during this same year-over-year time period. The net result was an increase of $162,000 in interest expense on other borrowings during 2008 compared to 2007.

2007 Compared to 2006

Total interest income for the year ended December 31, 2007 was $55,657,000 compared to $46,528,000 for the same period of 2006, an increase of $9,129,000, or 19.6% . Changes in interest income are the result of changes in the average balances and changes in average yields on earning assets. During 2007, total average earning assets were $722,595,000 compared to $623,803,000 in 2006, an increase of $98,792,000, or 15.8% . This increase in average earning assets resulted in an increase of $9,592,000 in interest income. During the same period, the average rate paid on earning assets increased from 7.46% to 7.70%, or 24 basis points. This increase in average yield on total earning assets was due to both changes in the yields on individual earning asset categories and changes in the mix of earning assets. Although the yield on total average earning assets increased by 24 basis points, yields on average loans declined by 16 basis points. Loans are the largest category of earning assets, which resulted in an overall net decrease of $463,000 in interest income due to the change in average yield on total earning assets. Loans contributed to most of the increase in interest income but were partially offset by declines in taxable investment securities and declines in Federal Funds sold and other interest-bearing balances. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

Average loans increased $130,364,000, or 28.3%, from $461,346,000 at December 31, 2006 to $591,710,000 at December 31, 2007, increasing interest income by $11,008,000 for the year ended December 31, 2007. During that same year-over-year period, the average yield on loans decreased, resulting in a decrease in interest income on loans of $713,000. The combined effect was an increase of $10,295,000 in interest income earned on average loans during 2007 compared to 2006.

Average taxable investment securities decreased from $148,570,000 at December 31, 2006 to $123,060,000 at December 31, 2007, a decrease of $25,510,000, or 17.2% . This decrease in taxable investment securities caused interest income to decrease by $1,112,000 during 2007 compared to 2006. The yield on taxable investment securities increased by 14 basis points during this year-over-year period, increasing interest income on by $204,000 during 2007 compared to 2006. These two factors resulted in a net decrease in interest earned on taxable investment securities of $908,000 in 2007 versus the same period of 2006.

Average federal funds sold and other interest-bearing balances decreased by $6,527,000, or 66.6% to $3,269,000 at December 31, 2007 compared to the same period in 2006. This decrease resulted in a decline in interest income of $323,000 during 2007 compared to 2006, while the increase of 32 basis points in the average yield on federal funds sold caused an increase in interest income of $29,000 for the year. The net result was a decrease of $294,000 in interest income in this category for 2007 compared to 2006.

Interest expense for the year ended December 31, 2007 was $25,312,000 compared to $17,828,000 for the same period of 2006, an increase of $7,484,000, or 42.0% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During 2007, total average interest-bearing liabilities were $551,833,000 compared to $447,320,000 during 2006, an increase of $104,513,000, or 23.4% . During the same period, the average rate paid on interest-bearing liabilities increased 60 basis points from 3.99% to 4.59% . Of the increase in interest expense, $4,677,000 was due to changes in the volume of interest-bearing liabilities and $2,807,000 was due to changes in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

Average NOW and money market deposits increased slightly from $289,385,000 for the year ended December 31, 2006 to $291,438,000 in 2007, an increase of 0.7% . This increased volume resulted in an increase in interest expense of $82,000 during 2007 compared to 2006, while the 40 basis point increase in average rates during the same period caused interest expense to increase by $1,153,000. The net result was an increase in interest expense in this category $1,235,000 during 2007 compared to 2006.

Average savings deposits increased during 2007 to $165,085,000, compared to $98,432,000 in 2006, an increase of $66,653,000, or 67.7% . Because of this increase in volume, interest expense increased $2,878,000. During the same period, interest rates increased by 106 basis points, resulting in an increase of interest expense of $1,257,000. The net result was an increase of $4,135,000 in interest expense on average savings deposits.

Average time deposits during 2007 increased to $62,578,000 compared to $31,972,000 during 2006, an increase of $30,606,000, or 95.7% . This increase in average time deposits caused interest expense to increase by $1,397,000, while the 86 basis point increase in interest rates on time deposits caused interest expense to increase by $324,000. These two factors resulted in an increase in interest expense on time deposits of $1,721,000 in 2007 compared to 2006.

Average other borrowings, consisting primarily of subordinated notes and FHLB advances, increased during 2007 to $32,732,000 compared to $27,531,000 during 2006, an increase of $5,201,000, or 18.9% . This increase in volume, primarily due to increases in FHLB advances, caused interest expense to increase by $320,000. Due to significant demand for new loans during the year, the Company continued to rely on FHLB advances in 2007 to fund a portion of the new loans. Interest rates paid on other borrowings increased by 25 basis points and caused interest expense to increase by $73,000 for the year. The net result was an increase of $393,000 in interest expense on other borrowings during 2007 compared to 2006.

Net Interest Margin

The net interest margin for the year ended December 31, 2008 was 4.01% compared to 4.20% for the year ended December 31, 2007 and 4.60% for the year ended December 31, 2006. The net interest margin for 2008 reflects the effect of 7 decreases in the federal funds rate that resulted in this rate decreasing from 4.25% to a range from 0.25% to 0.00% . The decrease in the net interest margin in 2008 was principally due to the decrease in the cost of funds lagging behind declines in yields on earning assets. The extremely low interest rate environment put further pressure on the net interest margin. The net interest margin for 2007 reflects the effect of the decreases in the federal funds rate that occurred during the year. The net interest margin in 2006 reflects the effect of the increases in the federal funds rate that occurred during the year.

Provision for Loan Losses

We increased our allowance for loan losses through a provision for loan losses of $16,644,000 for the year ended December 31, 2008 compared to a $900,000 provision in the year ended December 31, 2007 and a $1,730,000 provision in the year ended December 31, 2006. The provision for loan losses is an amount that is charged to expense and added to our allowance for loan losses based upon in-depth analysis conducted periodically, in which Management considers many factors including the rate of loan growth, changes in the level of past due, nonperforming and classified assets, changing portfolio mix, overall credit loss experience, recommendations of regulatory authorities, and prevailing local and national economic conditions, among other factors, to establish the Company’s allowance for loan losses. For further information on the allowance for loan losses, see the section below, "Allowance for Loan Losses” and Note 1 to our Consolidated Financial Statements.

Noninterest Income

Components of noninterest income

		December 31

(dollars in thousands)	2008	2007	2006

Service charges on deposit accounts	$ 1,167	$ 907	$ 787
Other service charges and fees	1,267	1,168	1,322
Net gain on sale of premises and equipment	-	18	17
Other	1,048	1,035	949

Total Noninterest Income	$ 3,482	$ 3,128	$ 3,075

For the year ended December 31, 2008, noninterest income totaled $3,482,000, an increase of $354,000, or 11.3%, compared to $3,128,000 for the year ended December 31, 2007, which increased $53,000, or 1.7%, from $3,075,000 for the year ended December 31, 2006. Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. These components of noninterest income changed as follows:

Service charges on deposit accounts increased $260,000, or 28.7%, to $1,167,000 during 2008 compared to $907,000 in 2007 and $787,000 in 2006. During 2007, service charges increased $120,000 compared to 2006. The increase in service charges and fees during 2008 was the result of an increase in our customer deposit base combined with increases arising from changes in our deposit fee schedule. The increase in service charges and fees in 2007 was the result of a larger deposit base.

Other service charges and fees increased $99,000, or 8.5% to $1,267,000 during 2008 compared to $1,168,000 in 2007. During 2007, other service charges and fees decreased $154,000, or 11.6%, compared to $1,322,000 in 2006. The increase in 2008 was primarily the result of increases in miscellaneous loan fees. The decrease in 2007 compared to 2006 was primarily the result of decreases in construction loan inspection fee income and other miscellaneous loan fees.

Net gain on sale of premises and equipment combined with other noninterest income decreased by $5,000 during 2008 compared to 2007, which was up $87,000 compared to 2006. The decrease in 2008 was primarily the result of a decrease in net gain on sale of premises and equipment, a decrease in income from changes in the cash surrender value of bank-owned life insurance assets and increases in various items of income including merchant charges on use of debit cards, FHLB dividends, and a gain realized upon the partial termination of an interest rate swap agreement. The increases in 2007 were primarily the result of increases in the cash surrender value of bank-owned life insurance.

Noninterest Expense

Components of noninterest expense

(dollars in thousands)	2008	2007	2006

Salaries and employee benefits	$ 10,222	$ 10,023	$ 9,494
Occupancy	1,023	1,026	942
Furniture and equipment	1,285	1,062	1,029
Promotion	698	605	568
Professional services	1,345	1,361	1,227
Travel, meals and lodging	425	220	210
Office supplies and expenses	585	541	572
Regulatory assessments	748	311	139
Insurance	259	230	254
Director related expenses	312	339	236
Other	582	504	534

Total	$ 17,484	$ 16,222	$ 15,205

Noninterest expense was $17,484,000 in 2008, an increase of $1,262,000, or 7.8% from $16,222,000 in 2007, which increased $1,017,000, or 6.7%, from $15,205,000 in 2006. Components of noninterest expense changed as follows:

Salary and employee benefits increased $199,000, or 2.0%, in 2008. In 2007, salary and employee benefits increased $529,000, or 5.6% over 2006. The increases in salaries and employee benefits in 2008 and 2007 were due to normal salary increases and related benefits and a decrease in deferred loan costs recognized as a credit against salaries and benefits under Statement of Financial Accounting Standard (SFAS) 91, which combined increased $905,000. Under SFAS 91, the costs associated with originating loans must be deferred and recognized over the life of the loan originated. This causes a credit to be posted against the corresponding expense category such as salaries. Because loan originations declined in 2008, the credit decreased by 39% from the amount recognized in 2007. This accounted for approximately $183,000 of the increase in salaries and employee benefits. This increase was offset by a decrease of $706,000 from officer incentive compensation and salary continuation plan expense. The increases in salaries and employee benefits in 2007 were due to normal salary increases, increases in officer incentive compensation, and salary continuation plan expense as compared to 2006.

Occupancy and fixed asset expense increased by $220,000 during 2008 compared to 2007, which increased $117,000 compared to 2006. The variance in 2008 over 2007 was due to normal fluctuations in janitorial expense, utilities expenses and other occupancy-related expenses. The variance in 2007 over 2006 was due to an increase in real property taxes as well as normal fluctuations in janitorial expense, utilities expenses and other occupancy-related expenses.

Professional expenses, which include audit and legal fees, decreased by $16,000, or 1.2%, in 2008 compared to 2007, which increased $134,000, or 10.9%, compared to 2006. The change in 2008 was due to decreases in data processing expense which were partially offset by increases in legal fees. In 2007, the increase in professional expense was due to increases in data processing expenses.

All other expenses for the year ended December 31, 2007 totaled $3,609,000, an increase of $859,000 compared to $2,750,000 in 2007, which was an increase of $237,000 compared to $2,513,000 in 2006. The increase in 2008 was primarily the result of increases in regulatory assessments which accounted for $437,000 of the increase. The increase in other noninterest expense in 2007 was primarily due to increases in regulatory assessments and increases in director related expenses which accounted for $172,000 and $45,000 respectively. Director related expenses included stock option expense. During 2009, the Company anticipates a significant increase in regulatory assessments primarily from increased FDIC deposit insurance due to rate revisions, special assessments, and an increase in the Company’s risk profile due to issues relating to asset quality.

The efficiency ratio for the year ended December 31, 2008 was 47.56% compared to 48.46% for the year ended December 31, 2007 and 47.85% for the year ended December 31, 2006. The efficiency ratio is the Company's overhead divided by net interest income plus noninterest income and is a measure of operating efficiency.

Provision for Income Taxes

During the year ended December 31, 2008, we recorded income tax expense of $165,000 compared to $6,933,000 during 2007, and $6,366,000 during 2006. The decrease in the tax provision for 2008 was due to decreased profitability, tax-exempt income and nondeductible expenses for tax purposes and adjustments to the deferred tax assets based on analysis of items creating differences temporary in nature between book and tax balances using the guidelines from Statement of Financial Accounting Standard (SFAS) 109 for probability of eventual settlement. These items combined resulted in a low effective tax rate compared to prior years. In 2007, increases in the provision for income tax were primarily due to increased profitability in the each of the respective periods as compared to the same periods in the prior year. The effective tax rate for the year ended December 31, 2008 was 6.26% compared to 42.40% in 2007 and 42.90% in 2006. See Note 13 to the Consolidated Financial Statements for further information.

Securities

The Company maintains an investment portfolio consisting of U.S. Treasury, U.S. Government agencies and corporations, mortgage backed and other securities. Investment securities are held in safekeeping by an independent custodian, except for certain government agency securities which are held by the Bank. The objective of our investment portfolio is to maintain a prudent yield and provide collateral to pledge for deposits of public funds and other borrowing facilities. For more information on investment securities, see Notes 1 and 2 to the Consolidated Financial Statements.

The held to maturity investment portfolio had a duration of 1.3 years at December 31, 2008 and, on the same date, those investments included $88,685,000 in fixed-rate and $492,000 in adjustable-rate securities. If management determines depreciation in any held to maturity security is “other than temporary,” a securities loss will be recognized as a charge to earnings.

Unrealized net gains and losses on available for sale securities are recorded as an adjustment to other comprehensive income in shareholders’ equity, net of taxes, but are not reflected in the current earnings of the Company. If Management determines that a decline in value of any available for sale security is “other than temporary,” a loss will be recognized as a charge to earnings. If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed.

The following table shows the distribution of the Company’s investment portfolio:

Distribution of Securities in the Company’s Investment portfolio

(dollars in thousands)		At December 31

Held to Maturity	2008	2007	2006

U.S. Treasury securities	$ 5,127	$ 3,999	$ 16,983
Securities of U.S. government
agencies and corporations	50,624	61,095	72,755
Obligations of states and political subdivisions	-	-	-
Mortgage-backed securities	33,426	41,764	51,084
Other securities	-	-	-
Total	$ 89,177	$ 106,858	$ 140,822

Fair Value	$ 88,663	$ 106,059	$ 138,315

(dollars in thousands)		At December 31

Available for Sale	2008	2007	2006

U.S. Treasury securities	$ -	$ -	$ -
Securities of U.S. government
agencies and corporations	-	-	-
Obligations of states and political subdivisions	4,001	4,009	4,646
Mortgage-backed securities	-	-	-
Other securities	2,500	2,500	2,500

Total	$ 6,501	$ 6,509	$ 7,146

Fair Value	$ 6,335	$ 6,433	$ 7,072

Maturity Distribution and Average Yield on Securities

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2008 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Within One	but Within	but Within	After Ten
Held-to-Maturity	Year	Five Years	Ten Years	Years	Other	Total

U.S. Treasury securities	$ 5,127	$ -	$ -	$ -	$ -	$ 5,127
Weighted average yield	0.85%					0.85%

Securities of U.S. government
agencies and corporations	38,871	11,261	492	-	-	50,624
Weighted average yield	1.43%	4.71%	2.44%			2.17%

Obligations of states and political subdivisions	-	-	-	-	-	0
Weighted average yield

Mortgage-backed securities	-	-	14,280	19,146	-	33,426
Weighted average yield			4.23%	4.46%		4.36%

Other securities	-	-	-	-	-	0
Weighted average yield

Total	$ 43,998	$ 11,261	$ 14,772	$ 19,146	$ -	$ 89,177

Weighted average yield	1.36%	4.71%	4.17%	4.46%		2.91%

(dollars in thousands)	Within One	but Within	but Within	After Ten
Available-for-Sale	Year	Five Years	Ten Years	Years	Other	Total

U.S. Treasury securities	$ -	$ -	$ -	$ -	$ -	$ -
Weighted average yield

Securities of U.S. government
agencies and corporations	-	-	-	-	-	-
Weighted average yield

Obligations of states and political subdivisions	290	924	218	2,518	-	3,950
Weighted average yield(1)	4.67%	4.83%	5.06%	5.89%		5.50%

Mortgage-backed securities	-	-	-	-	-	-
Weighted average yield

Other securities	-	-	-	-	2,385	2,385
Weighted average yield					5.00%	5.00%

Total	$ 290	$ 924	$ 218	$ 2,518	$ 2,385	$ 6,335

Weighted average yield	0.00%	4.83%	5.06%	5.89%	5.00%	5.31%

1. Yields on tax-exempt securities have been computed on a tax equivalent basis using the current statutory federal tax rate.

At December 31, 2008, held-to-maturity securities had a fair value of $88,663,000 with an amortized cost basis of $89,177,000. On an amortized cost basis, held-to-maturity investments decreased $17,681,000, or 16.5%, from the December 31, 2007 balance of $106,858,000, which had decreased $33,964,000 from the December 31, 2006 balance of $140,822,000. The change in held-to-maturity investments was primarily due to scheduled maturities and principal reductions. The unrealized pretax loss on held-to-maturity securities at December 31, 2008 was $514,000, an improvement of $285,000 compared to an unrealized pretax loss of $799,000, which was an improvement of $1,708,000, compared to an unrealized pretax loss of $2,507,000 at December 31, 2006. The unrealized losses on held-to-maturity securities are the result of declines in fair value due to changes in market interest rates, not in estimated cash flows. As a general rule, the market price of fixed rate investment securities will decline as interest rates rise. Inasmuch as these investment securities are classified as held-to-maturity, we expect to hold all such securities until they reach their respective maturity dates and, therefore, we do not anticipate recognizing any losses on these securities.

Tax-exempt securities had an amortized cost basis of $4,001,000 at December 31, 2008 compared to $4,009,000 at December 31, 2007, a decrease of $8,000, or 0.2% . The change in tax-exempt investments was primarily due to scheduled maturities of investment securities. At December 31, 2008, these securities had a fair value of $3,950,000 which included an unrealized loss of $51,000. All tax-exempt securities are classified as available-for sale.

The Company had $6,335,000 in securities classified as available-for-sale at December 31, 2008, none of which were mortgage backed. Available-for-sale securities are held at fair value which included an unrealized loss of $166,000 at December 31, 2008, which were recorded as an adjustment to equity, net of taxes.

The Company had no trading securities at December 31, 2008, 2007 and 2006.

At December 31, 2008, the Company’s investment portfolio did not include securities from any single issuer with an aggregate value in excess of ten percent of shareholders' equity. See Note 2 to the Consolidated Financial Statements for further information.

Loans

The following table summarizes the composition of the Company’s loan portfolio at December 31 for the years indicated:

Loan Portfolio Distribution

(dollars in thousands)	2008	2007	2006	2005	2004

Commercial and industrial loans	$ 84,998	$ 76,312	$ 63,753	$ 55,895	$ 61,593
Real estate loans
Construction and land development	196,371	215,431	177,493	100,115	78,903
Secured by residential properties	33,202	30,508	19,950	13,468	11,194
Secured by farmland	65,283	75,111	54,974	47,665	44,757
Secured by commercial properties	363,128	276,102	199,191	171,873	114,143
Installment loans	4,719	3,815	1,535	1,719	2,018
Loans to finance agricultural production	25,080	19,097	20,864	18,211	13,549
All other loans	1,731	3,692	1	4	722
	774,512	700,068	537,761	408,950	326,879
Less: Allowance for possible loan losses	15,537	9,268	6,269	7,003	5,487
Less: Deferred loan fees	1,514	1,610	1,353	1,550	1,023
Net Loans	$ 757,461	$ 689,190	$ 530,139	$ 400,397	$ 320,369

Our net loans at December 31, 2008 was $757,461,000, an increase of $68,271,000, or 9.9%, compared to $689,190,000 in 2007, which increased $161,191,000, or 30.5%, from the year-end 2006 balance of $530,139,000.

During 2008 the most significant changes in the Company’s loan portfolio were as follows: commercial and industrial loans increased $8,686,000, or 11.4% from $76,312,000 in 2007 to $84,998,000 in 2008; construction and land development loans decreased $19,060,000, or 8.8% from $215,431,000 in 2007 to $196,371,000 in 2008; real estate loans secured by residential properties increased $2,694,000, or 8.8%, from $30,508,000 in 2007 to $33,202,000 in 2008; loans secured by farmland decreased $9,828,000, or 13.1%, from $75,111,000 in 2007 to $65,283,000 in 2008; real estate loans secured by commercial properties increased $87,026,000, or 31.5%, from $276,102,000 in 2007 to $363,128,000 in 2008; Installment loans increased by $904,000, or 23.7% from $3,815,000 in 2007 to $4,719,000 in 2008; loans to finance agricultural production increased by $5,983,000, or 31.3%, from $19,097,000 in 2007 to $25,080,000 in 2008; and, other loans decreased by $1,961,000, or 53.1%, from $3,692,000 in 2007 to $1,731,000 in 2008.

During 2007, the most significant changes in the Company’s loan portfolio were as follows: commercial and industrial loans increased $12,559,000, or 19.7% from $63,753,000 in 2006 to $76,312,000 in 2007; construction and land development loans increased $37,938,000, or 21.4% from $177,493,000 in 2006 to $215,431,000 in 2007; real estate loans secured by residential properties increased $10,558,000, or 52.9%, from $19,950,000 in 2006 to $30,508,000 in 2007; loans secured by farmland increased $20,137,000, or 36.6%, from $54,974,000 in 2006 to $75,111,000 in 2007; and, real estate loans secured by commercial properties increased $76,911,000, or 38.6%, from $199,191,000 in 2006 to $276,102,000 in 2007; Installment loans increased by $2,280,000, or 148.5% from $1,535,000 in 2006 to $3,815,000 in 2007; loans to finance agricultural production decreased by $1,767,000, or 8.5%, from $20,864,000 in 2006 to $19,097,000 in 2007; and, other loans increased from $1,000 in 2006 to $3,692,000 in 2007.

During 2008, loans secured by real estate continued to contribute significantly to growth of the loan portfolio. The Company had $657,984,000 in real estate loans at December 31, 2008 compared to $597,152,000 at December 31, 2007. Current economic projections considered by management as of the date of this report for Kern County and the greater Bakersfield area indicate that loan demand for Kern County and the greater Bakersfield area has decreased significantly due to the economic downturn. The decrease has come primarily from loans secured by land for construction and development for residential housing. In contrast, growth from loans secured by commercial properties has remained fairly constant due to the mix of loans secured by existing properties and loans secured by commercial development properties. However, due to projected declining margins for loan assets, uncertainty related to real estate valuations and the economy and management’s expectation of continued weakness in residential and commercial real estate markets as well as implementation of our capital and liquidity strategies, management does not currently anticipate overall loan growth in 2009 and, it is possible that the size of the loan portfolio will decline during the year. Current projections could change if the economy solidifies or rapid deterioration continues at the national, regional or local levels. For more information related to management’s capital and liquidity strategies, refer to the captions “Liquidity” and “Capital Resources” below. For additional information related to loans , see Note 3 to the Consolidated Financial Statements.

The following table summarizes the maturity distribution and interest rate sensitivity of commercial, real estate construction loans, and agriculture loans at December 31, 2008:

Loan Maturity Distribution

	Within One	One to Five	After Five
(dollars in thousands)	Year	Years	Years	Total

Commercial loans	$ 50,460	$ 18,815	$ 15,723	$ 84,998
Real estate construction loans	183,057	13,314	-	196,371
Loans to finance agricultural production	16,661	7,480	939	25,080

Total	$ 250,178	$ 39,609	$ 16,662	$ 306,449

Loans Due After One Year With Predetermined Interest Rates and With Floating or Adjustable Rates

(dollars in thousands)

Commercial and industrial loans
with fixed interest rates	$ 19,469
with variable interest rates	15,069
Real estate construction loans
with fixed interest rates	1,610
with variable interest rates	11,704
Loans to finance agriculture production
with fixed interest rates	1,064
with variable interest rates	7,355

Total Fixed Rate Loans	$ 22,143

Total Variable Rate Loans	$ 34,128

Total	$ 56,271

The Company has entered into interest rate swap agreements in order to hedge the fair value of certain of our fixed rate loans. See Notes 3 and 6 to the Consolidated Financial Statements for further information.

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

(dollars in thousands)	2008	2007	2006	2005	2004

Commitments to extend credit	$ 171,961	$ 223,307	$ 291,717	$ 224,027	$ 160,185
Standby letters of credit	$ 5,483	$ 11,632	$ 10,537	$ 8,676	$ 7,129

Credit Quality

We assess and manage credit risk on an ongoing basis through a formal credit review program and approval policies, internal assessments and formal lending policies. We also closely monitor the markets in which we conduct our lending operations and this monitoring process informs our lending decisions and impacts our earning asset mix. We emphasize credit quality in the loan approval process and active credit administration. With this in mind, loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving the lowest grades fall under the “classified” category, which includes all substandard, impaired and nonperforming problem loans identified by management. These loans receive an elevated level of attention in order to maximize collection. Foreclosed or repossessed loan collateral, “other real estate owned” (“OREO”), is adjusted to fair value less costs to sell upon transfer to OREO. Subsequently, OREO is recorded at the lower of cost or appraised value less disposal cost.

Ultimately, the credit quality of our loans may be influenced by underlying trends in the national and local economic and business cycles. Our business is mostly concentrated in Kern County, California. Our economy is diversified between agriculture, oil, light industry, real estate development and warehousing and distribution. As a result, we often lend money to individuals and companies dependent upon these industries.

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $710,719,000 at December 31, 2008. Generally, management believes that real estate concentrations do not increase the risk of collectability beyond normal lending risks, however, severe declines in real estate values during 2008, illiquid markets and rapidly accelerating unemployment, among other factors, have magnified the potential adverse effects on the Company due to these concentrations. During 2008, residential real estate values declined significantly in our market area. The decline had an adverse effect on the portion of the loan portfolio related to construction and land development of residential housing. This resulted in significant increases in real estate construction charge offs in 2008 and large increases in our provision for loan losses were added to the allowance for loan losses. The allowance for loan losses is discussed below under the heading of “Allowance for Loan Losses”.

Classified loans include both performing and nonperforming loans. At December 31, 2008, the Company reported $89.9 million in classified loans. Of these loans at year end 2008, $23.0 million were accruing loans that were not deemed impaired by management and $66.9 million were deemed impaired. We further categorize impaired loans as either performing or nonperforming impaired. At the end of 2008, $44.1 million of our impaired loans were nonperforming nonaccrual loans.

During 2008 and to date in the first quarter of 2009, the Company has been actively working with its borrowers to manage the Company’s credit risk profile and prevent further losses. We continue to monitor the effects of current and expected market conditions and other factors affecting collectability and credit quality. Further declines in real estate values and general economic deterioration in our primary market area in particular, could have additional adverse impacts on the collectability of classified loans and lead to additional loan charge offs and nonaccrual loans. The ultimate performance of many of these loans is generally dependent on the financial condition of individual borrowers or successful operation, sale or refinancing of real estate collateral as well as macroeconomic effects beyond the control of the Company.

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. When, in our judgment, these loans become impaired, an impairment amount is identified and a portion of the allowance for loan losses is specifically allocated to impaired loans whose full collectability is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A further discussion of loan impairment is included under the heading of “Impaired Loans” below.

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)

Nonperforming loans include nonaccrual loans and loans 90 days past due as to principal or interest and still accruing. We generally place loans on nonaccrual when they become 90 days past due as to principal or interest unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time is recorded as interest income on a cash basis. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans or portions thereof are charged off when, in management’s opinion, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans performing in compliance with modified terms and OREO at December 31:

(data in thousands, except percentages)	2008	2007	2006	2005	2004

Past due 90 days or more and still accruing:
Commercial	$ -	$ -	$ -	$ -	$ 2
Real estate	306	300	-	-	-
Consumer and other	91	20	3	-	-
Nonaccrual:
Commercial	4,951	1,384	-	-	-
Real estate	39,183	3,364	150	727	2,049
Consumer and other	-	-	-	-	-
Restructured (in compliance with modified
terms)	-	-	-	-	-

Total nonperforming and restructured loans	44,531	5,068	153	727	2,051

Foreclosed Assets	-	-	-	-	-

Total nonperforming and restructured assets	$ 44,531	$ 5,068	$ 153	$ 727	$ 2,051

Allowance for loan losses as a percentage of
nonperforming and restructured loans	34.89%	182.87%	6057.52%	1156.67%	341.44%
Nonperforming and restructured loans to total loans,
net of unearned income	5.76%	0.73%	0.03%	0.18%	0.63%
Allowance for loan losses to nonperforming and
restructured assets	34.89%	182.87%	6057.52%	1156.67%	341.44%
Nonperforming and restructured assets to total assets	4.76%	0.58%	0.02%	0.08%	0.27%

Nonperforming loans at December 31, 2008 increased $39,463,000 from the December 31, 2007 balance, which increased $4,915,000 from the December 31, 2006 balance. The increase for 2008 was primarily the result of identified impairments of certain real estate loans due to declining values of real estate collateral associated with these loans in the second half of 2008. Many of these loans were also not performing according to the original contractual terms. As a result, these loans were also placed on nonaccrual. At December 31, 2008, nonperforming loans were 5.76% of total loans compared to 0.73% at December

31, 2007 and 0.03% at December 31, 2006. The ratio of nonperforming and restructured assets to total assets was 4.76% at December 31, 2008 compared to 0.58% at December 31, 2007 and 0.02% at December 31, 2006. The Company did not have any restructured loans at the end of 2008, 2007 and 2006.

The amount of gross interest income that would have been recorded if all nonaccrual loans had been current in accordance with their original terms while outstanding during the period was $651,000 in 2008, $398,000 in 2007 and $379,000 in 2006. The amount of interest income that was recognized on nonaccrual loans from cash payments made in 2008, 2007 and 2006 was $185,000, $0 and $0, respectively.

Classified Loans

We have established a system of evaluation of all loans in our loan portfolio. Based upon the evaluation performed, each loan is assigned a risk rating. This risk rating system quantifies the risk we believe we have assumed when entering into a credit transaction and at subsequent loan review intervals. The system rates the strength of the borrower and the facility or transaction, which provides a tool for risk management and problem loan recognition.

For each new credit approval, credit review, credit extension or renewal or modification of existing facilities, risk ratings utilizing an eight point rating scale are assigned. The risk ratings are a measure of credit risk based on the historical, current and anticipated financial characteristics of the borrower in the then current risk environment. We assign risk ratings on a scale of 1 to 8, with 1 being the highest quality rating and 8 being the lowest quality rating. Loans rated an 8 are charged off as loss.

The views of examiners from the California Department of Financial Institutions and the Federal Reserve Bank of San Francisco are also factored into the risk rating for significant loans and, in some instances, the Company may reassess its risk ratings for certain loans following input from federal and state bank regulatory agencies.

The loans we consider “classified” are those that have a credit risk rating of 6 through 8. These classifications are substantially equivalent to loans categorized as “substandard”, “doubtful” and “loss,” respectively, using current regulatory guidelines. These are the loans and other credit facilities that we consider to be of the greatest risk to us and, therefore, they receive the highest level of attention by our account officers and senior credit management.

During 2008, the Company continued to closely monitor all of its more significant loans, including all loans previously classified, due to heightened credit risk, primarily in the real estate development market within the Company’s primary market area, concentration risks, and more general concerns about the economy.

At December 31, 2008, the Company had $89,934,000 in classified loans compared to $7,754,000 at December 31, 2007 and $3,045,000 at December 31, 2006. Substantially all of $23 million of our classified loans were believed by management to be performing according to their original terms as of December 31, 2008 and $44.5 million of these loans were deemed nonperforming compared to $5 million at December 31, 2007. The classification of these loans as substandard was primarily due to management’s assessment of a potential deterioration in the credit quality of the borrower, change in collateral values due to current market conditions, and the borrower’s ability to continue to make required principal and interest payments.

Impaired Loans

Through our credit review process, management identifies individual loans that are to be evaluated for impairment on a quarterly basis. Classified loans included $66,917,000 in impaired loans at December 31, 2008 compared to and $0 at December 31, 2007 and $0 at December 31, 2006. Impaired loans also included the $44,134,000 in classified nonaccrual loans at December 31, 2008 compared to $4,748,000 at December 31, 2007. The remainder of our classified loans at the end of 2008 were unimpaired and remained on accrual status at the end of 2008.

During the fourth quarter of 2008, the Company identified $43.5 million of construction and land development loans in Kern County as “impaired” due to continued declines in real estate values associated with those loans. All such loans are included in the $66.9 million of loans impaired at December 31, 2008. Impairment was based on the determination that these loans were collateral dependent and repayment of the principal and interest obligations was likely to be derived solely from sale of underlying real estate collateral. As a result of the newly identified impaired loans, during the fourth quarter, the Company allocated $2.5 million as a specific valuation reserve which is included in the total amount of the Company’s allowance for loan losses that is discussed further below. The Company did not have any specific valuation reserves for the years ended December 31, 2007 and 2006. See Note 3 to our Consolidated Financial Statements below for more information regarding impaired loans.

Other than classified loans, including impaired loans, at December 31, 2008, we were not aware of any potential problem loans which were accruing and current, where serious doubt existed as to the ability of the borrower to comply with the repayment terms. The more significant assumptions we consider in the evaluation of impairment involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; expected cash flows; inflation; and sufficiency of collateral or other resources independent of the real estate including, in many instances, personal guarantees. Consequently, impairment due to deterioration of real estate values for collateral dependant loans or financial condition of borrows has and may continue to adversely affect our credit quality and earnings.

Allowance for Loan Losses

The following table summarizes the Company’s loan loss experience for the periods indicated:

Loan Loss Allowance, Charge offs & Recoveries

		Twelve Months Ended December 31
(dollars in thousands)	2008	2007	2006	2005	2004

Beginning Balance	$ 9,268	$ 8,409	$ 7,003	$ 5,487	$ 4,819
Provision Charged To Expense	16,644	900	1,730	1,200	1,200
Loans Charged Off:
Commercial Loans	(7)	-	(260)	(51)	(20)
Real Estate Loans
Construction	(11,756)	-	-	-	-
Secured by Residential Properties	(23)	-	-	-	-
Secured by Commercial Properties	-	-	(201)	(800)	(798)
Consumer Loans	(50)	(63)	(53)	(9)	(1)
Recoveries:
Commercial Loans	3	-	62	81	76
Real Estate Loans
Construction	-	-	-	-	-
Secured by Residential Properties	5	5	14	5	-
Secured by Commercial Properties	1,448	15	108	183	250
Consumer Loans	5	2	6	29	9

Net Charge-offs	(10,375)	(41)	(324)	(562)	(484)
Reclassification from (to) reserve for off-balance sheet risks	-	-	-	878	(48)

Ending Balance	$ 15,537	$ 9,268	$ 8,409	$ 7,003	$ 5,487

Ending Loan Portfolio	$ 774,512	$ 700,068	$ 537,761	$ 408,950	$ 326,879

Allowance for loss as a percentage of ending loan portfolio	2.01%	1.32%	1.56%	1.71%	1.68%
Net charge-offs to average loans	1.41%	0.01%	0.07%	0.20%	0.20%

Allocation for the Allowance for Loan Losses

We maintain an Allowance for Loan and Lease Losses (“ALLL”) that reflects an amount believed by management to be prudent and conservative. The ALLL represents management’s estimate of known and inherent losses in the existing loan portfolio. The ALLL is based on our regular assessments of the probable losses inherent in the loan portfolio and, to a lesser extent, unused commitments to provide financing. Determining the adequacy of the ALLL and the related process, methodology, and underlying assumptions requires a substantial degree of management judgment and consideration of significant factors that may affect the collectability of the portfolio as of the evaluation date. Our methodology for measuring the appropriate level of the allowance relies on the application of various factors discussed below. The resulting ALLL includes a general reserve component determined under Statement of Financial Accounting Standard (SFAS) 5 and a specific component determined under SFAS 114 and 118.

The general reserve component is calculated by applying various factors to the loan portfolio that estimate probable losses inherent in the portfolio at a particular point in time. These factors include historical losses, concentration risks, changes in economic conditions, credit quality trends, and qualitative adjustments.

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

Concentration risk factors are determined based on an assumption that increases in loan concentrations tend to increase the risk of loss. Management uses Tier I Capital as a prudent threshold for determining when concentration in the loan portfolio warrants an adjustment to reflect the increase in this risk.

Economic condition factors are determined by applying the effect of changes in national and local economic trends that management believes can affect the collectability of the loan portfolio. An appropriate allocation for changes in economic conditions is determined based upon changes in key economic indicators, such as unemployment rates and peer group losses.

Credit quality trend factors are determined based upon changes in the severity of past due loans, adversely classified loans to total loans, and general loss rate trends.

Qualitative factors are determined using regulatory guidelines for the effects of changes that may have a material impact on the collectability of the portfolio and that are not considered elsewhere in the analysis of the adequacy of the ALLL.

Included are the following:

o	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

o	Changes in the nature and of the portfolio and in the terms of loans;

o	Changes in the experience, ability, and depth of lending management and other relevant staff;

o	Changes in the quality of the institution’s loan review system;

o	Changes in the value of underlying collateral for collateral dependent loans; and,

o	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

The application of these factors help ensure the determination of an ALLL that adequately reflects relevant trends, conditions, and other factors considered by Management on an ongoing basis that may have a material impact on the collectability of the loan portfolio.

During 2008, historical loss and other current factors declined significantly as the year progressed compared to these factors in previous years. This was due to increased losses, declining availability of credit in California and nationally, increased concentration risks, decreased real estate valuations and deteriorating economic, employment and credit quality trends. These factor changes resulted in a substantial increase in the balance of our ALLL compared to prior years.

The specific reserve component is the amount allocated specifically for loans identified as impaired. The allocation is equal to the sum of differences between outstanding loan balances and collateral values for collateral-dependent loans evaluated and differences between outstanding loan balances and the present value of expected cash flows for all other loans evaluated that are not collateral dependent. Loan balances are charged off when losses are confirmed. See the discussion above under the caption “Impaired Loans” for more information.

At December 31, 2008, the general reserve component of the ALLL was determined to be $13,007,000 compared to $9,268,000 at December 31, 2007. The specific reserve component of the ALLL was set at $2,530,000 at December 31, 2008 compared to $0 at December 31, 2007.

The ALLL, including both the general and specific reserve components, totaled $15,537,000 or 2.01% of total loans at December 31, 2008, compared to $9,268,000 or 1.33% of total loans at December 31, 2007. At these dates, the allowance represented 34.9% and 182.9% of nonperforming and restructured loans, respectively. For the year ended December 31, 2008 we experienced net charge offs of $10,376,000 compared to $41,000 for the same period in 2007 and $324,000 in 2006.

There can be no assurance that the factors we consider in connection with estimating the adequacy of our ALLL or setting special valuation reserves will be accurate. It is our policy to maintain the ALLL at a level considered adequate for risks inherent in the loan portfolio. Based on information available to management at the date of this report, including economic factors, overall credit quality, historical delinquency, qualitative factors, and history of actual charge-offs, as of December 31, 2008, Management believes that the ALLL is adequate. However, no prediction of the ultimate level of additional provisions to our ALLL or loan charged offs in future periods can be made with any certainty.

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The fundamental objective of the Company’s management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk. For additional information about qualitative and quantitative market risks please refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K.

Interest rate risk is a significant market risk affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or reprice at different times. Assets and liabilities may reprice at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an impact on loan demand, credit losses, and other sources of earnings such as account analysis fees on commercial deposit accounts and correspondent bank service charges. In adjusting the Company’s asset/liability position, management attempts to manage interest rate risk while enhancing, if possible, the net interest margin and net interest income.

The Company’s results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short term interest rates. At the end of 2008, the Company’s asset and liability position was slightly “asset sensitive,” with a greater amount of earning assets subject to immediate and near-term interest rate changes relative to interest-bearing liabilities. As a result of reductions in the federal funds target rate (charged for short-term inter-bank borrowings) and the related decline in the one-month and three-month London Inter-Bank Offer Rate (LIBOR) negatively impacted the Company’s net interest margin for the twelve months ended December 31, 2008 was negatively impacted. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company’s exposure to interest rate risk.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the latest simulation forecast by management, using December 31, 2008 balances as a base, projected that in a flat rate environment, net interest income, before the provision for loan losses, would likely be lower for 2009 compared to actual results for 2008. In an environment where interest rates increase by 100 basis points, the simulation projected net interest income increasing slightly compared to a flat rate environment. The decreases in projected net interest income for 2009 compared to 2008 levels are partially due to a lower interest rate environment, which is expected to continue to exert downward pressure on our net interest margin, combined with projected lower average earning assets and possible increases in average nonaccrual assets in 2009, compared to 2008. Management’s simulations of interest earnings do not incorporate any management actions or strategies which could moderate the negative consequences of interest rate fluctuations. Therefore, in management’s view, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Liquidity

Liquidity management refers to our ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of our clients. Both assets and liabilities contribute to our liquidity position. Cash and balances due from correspondent banks, federal funds and Federal Home Loan Bank (FHLB) lines, unpledged available-for-sale investments, investment and loan maturities and repayments all contribute to liquidity, along with deposit increases, while loan funding, debt maturities and repayments, and deposit withdrawals decrease liquidity. We forecast funding requirements by determining asset and liability maturities and repayments and projecting loan and deposit growth based on data currently available and planning and budgeting efforts including historical funding patterns, current and forecasted economic conditions and individual customer funding needs.

The Company categorizes its total liquidity into primary and secondary sources. Primary liquidity sources consist of liquid assets including cash, due from correspondent banks, federal funds sold, typically referred to as cash and cash equivalents, and available-for-sale investments. Secondary liquidity sources consist of federal funds lines, unused FHLB borrowing capacity, and other secured credit lines. The Company has set policy limits for primary and total liquidity as a percent of deposits and other interest-bearing liabilities, net of the secured portion. The policy limits at December 31, 2008 for primary and total liquidity were not less than 5% and 10%, respectively. The actual primary and total liquidity percentages at December 31, 2008 were $39,518,000 or 5.3% and $108,585,000 or 14.5%, respectively.

At December 31, 2008, the Company had $32,000,000 of unused federal funds lines of credit with correspondent banks. These credit lines have variable interest rates based on the correspondent bank’s daily federal fund rates, and are due on demand. These are uncommitted and unsecured lines under which availability is subject to federal fund balances of the issuing banks. The Company had no balances outstanding at December 31, 2008 on its federal funds lines. In the first quarter of 2009, unused federal fund lines of credit were reduced to $28,000,000. At December 31, 2008, the Company had total borrowing capacity with the FHLB in the amount of $83,738,000. The Company’s borrowing capacity with the FHLB is based upon the pledge of loans and investment securities. The FHLB periodically reviews loans pledged as collateral and increases or decreases the Company’s borrowing capacity based on the collateral review. Borrowing capacity from pledged investment securities is based on the market values of the underlying securities pledged. During the fourth quarter of 2008, the FHLB reviewed the Company’s loan collateral. In February of 2009, as a result of the review, the Company’s total FHLB borrowing Capacity was increased to $99,816,000. At December 31, 2008, the Company had advances on its lines of credit in the amount of $48,400,000.

During 2008, the Company had cash flows from operating activities, investing activities and financing activities as presented in its Consolidated Statement of Cash Flows, which is set forth in our Consolidated Financial Statements. For the year ended December 31, 2008, the Company had net cash provided from operating activities of $13,915,000, net cash used for investing activities of $45,555,000, and net cash provided by financing activities of $37,407,000. These activities resulted in a net increase in cash and cash equivalents of $5,767,000 for the year ending December 31, 2008. Our cash and cash equivalents at that date totaled $32,695,000 compared to $26,928,000 at the end of 2007. In other words, the net result was positive cash flow to the Company for 2008.

In January 2009, the Company developed and implemented a contingency funding plan to enhance the Company’s liquidity policy. The intent of the plan is to insure the availability of sufficient liquidity in case of loss of availability of alternative funding that could have a severe impact on the Bank’s liquidity. The plan includes various triggers that alert Management that potential liquidity funding issues may be developing. These triggers include (1) declining credit quality, such as increases in past due and adversely classified loans, (2) unanticipated declines in funding sources, such as unusual declines in deposits or reduction of short-term federal fund lines or FHLB borrowing capacity, (3) significant local economic events, such as closing of a major employer resulting in significant job losses to the community, and (4) significant changes in the expected level of the Company’s earnings. As the situation warrants, management will implement the contingency plan strategies to minimize disruption of funding. Direct actions can include deposit pricing, sale of investment securities and/or loans, securing longer-term FHLB advances, reduction in loan growth and borrowing of funds from the Federal Reserve discount window. The Bank will periodically test alternative liquidity scenarios that capture liquidity risk in the event of a funding crisis.

During 2009, the Company has projected a reduction in total assets of approximately $75 million. This reduction is expected due to anticipated investment security maturities of approximately $81 million, a reduction in net loans of approximately $26 million and a reduction in net deposits of approximately $31 million. These activities are expected to result in net cash to the Company of approximately $24 million. The Company anticipates the net cash provided will be used to reduce certain other short-term borrowings primarily FHLB advances.

We serve primarily a business and professional customer base and, as such, our deposit base is susceptible to economic fluctuations. Accordingly, through our liquidity policy, we strive to maintain a balanced position of liquid assets to volatile and cyclical deposits

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and potential expansion.

The Company's primary capital resource is shareholders’ equity which was $56,372,000 at December 31, 2008 compared to $55,428,000 at December 31, 2007. The change is the result of the year’s earnings, the increase in other comprehensive income or loss, the payout of cash dividends to shareholders, and issuance of stock in connection with the Company’s stock option plans. Company management can employ various means to manage the Company's capital ratios including controlling asset growth and dividend payouts and raising additional capital. Management believes it has the ability to maintain adequate capital to support operations and continued profitability.

In addition to shareholders' equity, the company also has issued certain capital securities that qualify as either Tier 1 or Tier 2 capital under applicable regulatory guidelines. The capital securities consist of $10,000,000 in trust preferred securities, treated as tier1 capital, and a $6,000,000 subordinated note, treated as Tier 2 capital.

To preserve capital, the Company’s board of directors has suspended cash dividend payments for 2009 and it is unlikely that cash dividends will be declared or paid on our common stock in 2010. Additionally, effective March 31, 2009, the Company suspended quarterly interest payments on its trust preferred securities for at least eight (8) consecutive quarters pursuant to a right to suspend such payments in the documentation for such securities. Suspended quarterly interest payments accrue at a variable quarterly interest rate of Libor plus 1.60 basis points compounded quarterly from the date payment was otherwise due and payable until the date paid. The Company has the right to elect to defer the quarterly interest payment on its trust preferred securities for up twenty (20) calendar quarters provided that no event of default is deemed to have occurred (as defined in the applicable documentation). Thus, the Company could elect to defer quarterly interest payments for up to an additional twelve (12) quarters.

At December 31, 2008, the Company's Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk based capital ratio were 7.68%, 8.27%, and 10.25%, respectively. See Notes 9 and 19 to the Consolidated Financial Statements for further information.

In January 2009, Management developed a capital strategy to enhance capital balances and improve capital ratios during 2009. We anticipate capital balances to be enhanced through retained earnings, improved asset quality, reduction in assets, and potential capital raising efforts. We believe these efforts will also improve our capital ratios. The capital strategy includes goals to attain minimum capital ratios for Tier I leverage, Tier 1 risk-based capital, and Total risk-based capital of 8%, 9%, and 12%, respectively. It is the Company’s intent to achieve these target levels by the end of 2009 although there can be no assurance that these projections or targets will be achieved.

Contractual Obligations
Long-term debt consists of the following at December 31:
(dollars in thousands)	2008	2007	2006

Mortgage note payable, 9% stated rate - matures 2030	$ 766	$ 777	$ 788
Subordinated note, 3 month LIBOR + 2.7% floating rate - due 2019	6,000	6,000	6,000
Junior subordinated note, 3 month LIBOR + 1.6% floating rate - due 2036	10,000	10,000	10,000
Junior subordinated note, 3 month LIBOR + 1.6% floating rate - due 2036	310	310	310

Total Long-Term Debt	$ 17,076	$ 17,087	$ 17,098

The mortgage note payable is secured by a 48-unit apartment project for senior citizens and is payable in monthly installments of $2,300 including interest at a stated rate of 9%. The loan matures in 2030. The note is classified as a Rural Rental Housing (RRH) loan issued pursuant to the Housing Act of 1949. Under the RRH program, the borrower pays interest at a rate lower than the stated rate. The Company has entered into an agreement with a third party to sell the underlying property collateralizing the mortgage note and anticipates the sale of the property to close in the first half of 2009. Subsequent to the sale, the mortgage note will be paid in full.

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

Estimated future maturities of long-term debt at December 31, 2008 are as follows:

Years Ending
December 31	(dollars in thousands)
2009		$ 12
2010		13
2011		14
2012		16
2013		17
Thereafter		17,004
		$ 17,076

One of the Company's branch office locations is subject to a non-cancelable operating lease agreement expiring in 2016 with renewal option periods extending through 2026. These contractual obligations are discussed in Note 4 to the Consolidated Financial Statements.

Financial Ratios

The following table shows key financial ratios for the years indicated:

	2008	2007	2006

Return on Average Total Assets	0.28%	1.21%	1.26%
Return on Average Shareholders' Equity	4.21%	18.76%	19.48%
Average Shareholders' Equity to Average Total Assets	6.60%	6.45%	6.45%
Net interest Margin	4.01%	4.20%	4.60%
Efficiency Ratio	47.56%	48.46%	47.85%
Dividend Payout ratio	42.86%	10.11%	9.84%

Deposit Categories

The Company primarily attracts deposits from local businesses and professionals. Although San Joaquin Bancorp’s primary focus is toward the small and medium-sized business and professional market, the Company also provides a full range of banking services that are available to individuals, public entities, and non-profit organizations.

The following table summarizes the Company’s average balances of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid
	2008

Interest Bearing Deposits:	Avg Balance	Percent of Total Deposits	Interest	Avg Rate

Now and Money Market	$ 263,120	35.44%	$ 7,006	2.66%
Savings	179,408	24.16%	4,904	2.73%
Time Deposits	139,389	18.77%	4,108	2.95%

Total Interest Bearing Deposits	581,917	78.37%	16,018	2.75%

Noninterest Bearing Demand Deposits	160,622	21.63%

Total	$ 742,539	100.00%	$ 16,018	2.16%

	2007

Interest Bearing Deposits:	Avg Balance	Percent of Total Deposits	Interest	Avg Rate

Now and Money Market	$ 291,438	42.65%	$ 12,663	4.35%
Savings	165,085	24.16%	7,660	4.64%
Time Deposits	62,578	9.16%	2,958	4.73%

Total Interest Bearing Deposits	519,101	75.97%	23,281	4.48%

Noninterest Bearing Demand Deposits	164,221	24.03%

Total	$ 683,322	100.00%	$ 23,281	3.41%

	2006

Interest Bearing Deposits:	Avg Balance	Percent of Total Deposits	Interest	Avg Rate

Now and Money Market	$ 289,385	48.50%	$ 11,428	3.95%
Savings	98,432	16.50%	3,525	3.58%
Time Deposits	31,972	5.36%	1,237	3.87%

Total Interest Bearing Deposits	419,789	70.36%	16,190	3.86%

Noninterest Bearing Demand Deposits	176,879	29.64%

Total	$ 596,668	100.00%	$ 16,190	2.71%

Maturity Distribution of Time deposits in amounts of $100,000 or more

The following table summarizes time remaining to maturity of time deposits and IRAs of $100,000 or more at December 31, 2008:

(dollars in thousands)
Three months or less	$ 71,468
Over three months through six months	25,037
Over six months through one year	6,990
Over one year	2,100

Total	$ 105,595

The Company uses brokered time deposits as an additional source of funding. Brokered deposits include time deposits purchased from third party sources and, pursuant to existing regulatory policies, time deposits accepted from our customers that are included in the Certificate of Deposit Accounts Registry Service (CDARS) program. Under the CDARs program, when one of our customer’s makes a large deposit in the Bank, we use CDARS to place those funds into certificates of deposit issued by other banks in the CDARs network. This occurs in increments of less than the applicable FDIC insurance maximum to ensure that both principal and interest are eligible for full FDIC insurance. Other financial institution network members do the same thing with their customers' deposits. With the help of a sophisticated matching system, network members exchange funds. This exchange occurs on a dollar-for-dollar basis, so that the equivalent of our customer’s original deposit comes back to the Bank and effectively stays local (meaning the full amount can support lending initiatives to build a stronger local community). Management believes that CDARS deposits are a stable source of funds since they represent local customer deposits made in the ordinary course of business.

At December 31, 2008 and 2007, the Company held brokered time deposits totaling $182,432,000 and $12,992,000. Of the 2008 totals, $40,339,000 represented third-party brokered deposits and $142,093,000 were CDARS deposits from customers. At December 31, 2007, third-party brokered deposits were $5,000,000 and CDARS deposits were $7,992,000.

Short Term Borrowings

The following table sets forth the short-term borrowings of the Company for the periods indicated:

(dollars in thousands)	2008	2007	2006	2005	2004

Repurchase agreements
Balance at end of period	$ -	$ -	$ -	$ -	$ 6,663
Maximum Balance	-	-	-	6,796	7,452
Average Balance	-	-	-	2,042	6,741
Interest	-	-	-	35	55
Average rate for the year	0.00%	0.00%	0.00%	1.72%	0.82%
Average rate at period end	0.00%	0.00%	0.00%	0.00%	0.83%
FHLB advances
Balance at end of period	$ 48,400	$ 61,800	$ 32,200	$ -	$ -
Maximum Balance	103,100	61,800	64,800	-	-
Average Balance	47,062	15,582	17,144	-	-
Interest	1,165	801	896	-	-
Average rate for the year	2.48%	5.14%	5.23%	0.00%	0.00%
Average rate at period end	0.39%	3.30%	5.31%	0.00%	0.00%

See Note 8 to the Consolidated Financial Statements for further information.

Off-Balance Sheet Items

As of December 31, 2008 and December 31, 2007, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk, except for the interest rate cap contracts and interest rate swap agreements described below. See Note 6 to the Consolidated Financial Statements for further information.

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

At December 31, 2008, we had interest rate swap agreements that qualified as cash flow hedges on $10,000,000 notional amount of indebtedness that matured. The fair value of the interest rate swaps that qualified as cash flow hedges was a liability of $1,626,000 and is included with other liabilities on the balance sheet. The net gain or loss on the ineffective portion of this interest rate swap agreement was not material for the year ended December 31, 2008.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At December 31, 2008, 100% of San Joaquin Bancorp’s ownership interest in San Joaquin Bank was pledged by us as collateral for interest rate swap agreements.

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

The interest rate cap contracts are considered to be a hedge against changes in the amount of future cash flows associated with our interest expense for our deposits. Accordingly, the interest rate cap contracts are recorded at fair value in our consolidated balance sheet and the related unrealized gains or losses on these contracts are recorded in shareholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. Over the twelve months ended December 31, 2008, 2007, and 2006, the Company amortized $25,000, $61,000, and $61,000 respectively, of the unrealized loss as an adjustment to interest expense. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

During the quarter ended June 30, 2008, the two interest rate cap contracts on $14,000,000 notional amount of indebtedness matured. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively. The net gain or loss on the ineffective portion of these interest rate cap contracts was not material for the years ended December 31, 2008, 2007, and 2006.

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

As of December 31, 2008, we had interest rate swap agreements on $194,560,000 notional amount of indebtedness as compared to $145,630,000 at December 31, 2007. As of December 31, 2008, the fair value of the swaps was a liability of $32,602,000 and is included with other liabilities on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the fixed-rate loans. The ineffective portion of the interest rate swap agreements for the year to date period ended December 31, 2008 was a $14,000 loss compared to a $17,000 gain in 2007 and $0 in 2006. The ineffectiveness was recognized as an adjustment to noninterest expense for the each of the respective periods.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At December 31, 2008, investment securities with a market value of $32,525,000 were pledged by us as collateral for interest rate swap agreements.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, we are able to estimate the potential impact of changing interest rates on future net interest income. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e., deposits and borrowings) positions and characteristics as the beginning base. The forecast balance sheet is processed against multiple interest rate scenarios. The scenarios include a 100, 200, and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200, and 300 basis point falling rate forecast which take place within a one year time frame. The latest simulation forecast by management using December 31, 2008 as a base balances projected that in a flat rate environment, net interest income would be approximately $27.7 million over the next twelve months. In an environment where interest rates increase by 100 basis points, the simulation projected net interest income of approximately $27.9 million. The decreases in projected net interest income for 2009 compared to 2008 levels are partially due to a lower interest rate environment, which is expected to exert downward pressure on our net interest margin, combined with expected increases in average nonaccrual assets for 2009. As of the date of this report, the basic structure of the balance sheet has not changed materially from the simulation as of the year-end.

The simulations of net interest income do not incorporate any management actions and strategies which could moderate the negative consequences of interest rate fluctuations. Therefore, in Management’s view, they do not reflect likely actual results, but serve as estimates of interest rate risk.

The Company believes it has adequate capital to absorb potential downward pressure on net interest income as described above. Periods of more than one year are not estimated because it is believed that steps can be taken to mitigate the adverse effects of such interest rate changes.

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

Basis Risk

Another component of interest rate risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may fall in the same period of a gap report, the interest rate on the asset may rise 100 basis points, while market conditions dictate that the liability increases only 50 basis points. While evenly matched in the gap report, the Company would experience an increase in net interest income. This exposure to “basis risk” is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best assurance that the average interest received and paid will move in tandem, because the wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

San Joaquin Bancorp and Subsidiaries Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of San Joaquin Bancorp

We have audited the accompanying consolidated balance sheet of San Joaquin Bancorp and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the San Joaquin Bancorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Joaquin Bancorp and its subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), San Joaquin Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

BROWN ARMSTRONG PAULDEN McCOWN STARBUCK THORNBURGH & KEETER ACCOUNTANCY CORPORATION /s/ Burt H. Armstrong

Bakersfield, California March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of San Joaquin Bancorp

We have audited San Joaquin Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). San Joaquin Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report from management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, San Joaquin Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of San Joaquin Bancorp, and our report dated March 12, 2009 expressed an unqualified opinion thereon.

BROWN ARMSTRONG PAULDEN McCOWN STARBUCK THORNBURGH & KEETER ACCOUNTANCY CORPORATION /s/ Burt H. Armstrong

Bakersfield, California March 12, 2009

San Joaquin Bancorp and Subsidiaries
Consolidated Balance Sheet

	December 31, 2008	December 31, 2007

ASSETS
Cash and due from banks	$ 31,607,000	$ 26,209,000
Interest-bearing deposits in banks	568,000	719,000
Federal funds sold	520,000	-

Total cash and cash equivalents	32,695,000	26,928,000
Investment securities:
Held-to-maturity (market value of $88,663,000 and
$106,059,000 at December 31, 2008 and December 31, 2007, respectively)	89,177,000	106,858,000
Available-for-sale	6,335,000	6,433,000

Total Investment Securities	95,512,000	113,291,000
Loans, net of unearned income	772,998,000	698,458,000
Allowance for loan losses	(15,537,000)	(9,268,000)

Net Loans	757,461,000	689,190,000
Premises and equipment	13,345,000	10,143,000
Investment in real estate	513,000	577,000
Interest receivable and other assets	36,482,000	28,599,000

TOTAL ASSETS	$ 936,008,000	$ 868,728,000

LIABILITIES
Deposits:
Noninterest-bearing	$ 172,317,000	$ 158,461,000
Interest-bearing	595,141,000	557,612,000

Total Deposits	767,458,000	716,073,000
Short-term borrowings	48,400,000	61,800,000
Long-term debt and other borrowings	17,076,000	17,087,000
Accrued interest payable and other liabilities	46,702,000	18,340,000

Total Liabilities	879,636,000	813,300,000

SHAREHOLDERS' EQUITY
Common stock, no par value - 20,000,000 shares authorized;
3,936,529 and 3,536,322 issued and outstanding
at December 31, 2008 and December 31, 2007, respectively	20,683,000	10,905,000
Additional paid-in capital	718,000	424,000
Retained earnings	37,576,000	45,452,000
Accumulated other comprehensive income (loss)	(2,605,000)	(1,353,000)

Total Shareholders' Equity	56,372,000	55,428,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 936,008,000	$ 868,728,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

San Joaquin Bancorp and Subsidiaries
Consolidated Statement of Income

		Year to date December 31

	2008	2007	2006

INTEREST INCOME
Loans (including fees)	$ 47,699,000	$ 49,910,000	$ 39,615,000
Investment securities:
Taxable investment securities	3,568,000	5,393,000	6,301,000
Tax-exempt investment securities	152,000	191,000	155,000
Fed funds & other interest-bearing balances	72,000	163,000	457,000

Total Interest Income	51,491,000	55,657,000	46,528,000

INTEREST EXPENSE
Deposits	16,018,000	23,281,000	16,190,000
Short-term borrowings	1,188,000	805,000	905,000
Long-term borrowings	1,005,000	1,226,000	733,000

Total Interest Expense	18,211,000	25,312,000	17,828,000

Net Interest Income	33,280,000	30,345,000	28,700,000
Provision for loan losses	16,644,000	900,000	1,730,000

Net Interest Income After Loan Loss Provision	16,636,000	29,445,000	26,970,000

NONINTEREST INCOME
Service charges & fees on deposits	1,167,000	907,000	787,000
Other customer service fees	1,267,000	1,168,000	1,322,000
Other	1,048,000	1,053,000	966,000

Total Noninterest Income	3,482,000	3,128,000	3,075,000

NONINTEREST EXPENSE
Salaries and employee benefits	10,222,000	10,023,000	9,494,000
Occupancy	1,023,000	1,026,000	942,000
Furniture & equipment	1,285,000	1,062,000	1,029,000
Promotional	698,000	605,000	568,000
Professional	1,345,000	1,361,000	1,227,000
Other	2,911,000	2,145,000	1,945,000

Total Noninterest Expense	17,484,000	16,222,000	15,205,000

Income (Loss) Before Taxes	2,634,000	16,351,000	14,840,000
Income Taxes	165,000	6,933,000	6,366,000

NET INCOME (LOSS)	$ 2,469,000	$ 9,418,000	$ 8,474,000

Basic Earnings per Share	$ 0.63	$ 2.43	$ 2.22

Diluted Earnings per Share	$ 0.61	$ 2.31	$ 2.08

The accompanying notes are an integral part of these Consolidated Financial Statements.

San Joaquin Bancorp and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance, December 31, 2005	3,435,896	9,970,000	-	(125,000)	29,347,000	39,192,000

Net income	-	-	-	-	8,474,000	8,474,000
Other comprehensive income (loss),
net of tax	-	-	-	(1,508,000)	-	(1,508,000)
Stock options exercised	50,316	398,000	-	-	-	398,000
Stock-based compensation	-	-	145,000	-	-	145,000
Stock issued in connection with
corporate reorganization	10	-	-	-	-
Cash dividends	-	-	-	-	(835,000)	(835,000)

Balance December 31, 2006	3,486,222	$ 10,368,000	145,000	$ (1,633,000)	$ 36,986,000	45,866,000

Net income	-	-	-	-	9,418,000	9,418,000
Other comprehensive income (loss),
net of tax	-	-	-	280,000	-	280,000
Stock options exercised	50,100	537,000	(21,000)	-	-	516,000
Excess tax benefit from stock-			10,000			10,000
based compensation
Stock-based compensation	-	-	290,000	-	-	290,000
Cash dividends	-	-	-	-	(952,000)	(952,000)

Balance December 31, 2007	3,536,322	$ 10,905,000	$ 424,000	$ (1,353,000)	$ 45,452,000	$ 55,428,000

Net income	-	-	-	-	2,469,000	2,469,000
Other comprehensive income (loss),
net of tax	-	-	-	(1,252,000)	-	(1,252,000)
Stock options exercised	43,597	507,000		-	-	507,000
Stock-based compensation			294,000	-	-	294,000
Stock dividend	356,610	9,271,000			(9,271,000)
Cash dividends	-	-	-	-	(1,074,000)	(1,074,000)

Balance December 31, 2008	3,936,529	$ 20,683,000	$ 718,000	$ (2,605,000)	$ 37,576,000	$ 56,372,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

San Joaquin Bancorp and Subsidiaries
Consolidated Statement of Cash Flows

	Year to date December 31

	2008	2007	2006

Cash Flows From Operating Activities:
Net Income	$ 2,469,000	$ 9,418,000	$ 8,474,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for possible loan losses	16,644,000	900,000	1,730,000
Depreciation and amortization	898,000	906,000	894,000
Stock-based compensation expense	295,000	290,000	145,000
Excess tax benefit from stock-based compensation	-	(10,000)	-
Net gain on sale of assets	-	(18,000)	(17,000)
Deferred income taxes	(3,653,000)	(861,000)	(841,000)
Net amortization (accretion) of investment securities	59,000	20,000	(17,000)
Increase in interest receivable and other assets	(4,280,000)	(703,000)	(3,510,000)
Increase in accrued interest payable and other liabilities	1,483,000	13,610,000	3,989,000

Total adjustments	11,446,000	14,134,000	2,373,000

Net Cash Provided by Operating Activities	13,915,000	23,552,000	10,847,000

Cash Flows From Investing Activities:
Proceeds from maturing and called investment securities	61,744,000	34,583,000	39,150,000
Purchases of investment securities	(44,024,000)	-	(16,966,000)
Net increase in loans made to customers	(59,239,000)	(168,225,000)	(130,128,000)
Net additions to premises and equipment	(4,036,000)	(3,343,000)	(755,000)

Net Cash Applied to Investing Activities	(45,555,000)	(136,985,000)	(108,699,000)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	(84,088,000)	36,655,000	41,375,000
Net increase (decrease) in certificates of deposit	135,473,000	36,764,000	25,746,000
Net increase (decrease) in short-term borrowings	(13,400,000)	29,600,000	32,200,000
Payments on long-term debt and other borrowings	(11,000)	(11,000)	(9,000)
Proceeds from long term debt and other borrowings	-	-	10,310,000
Cash dividends paid	(1,074,000)	(952,000)	(834,000)
Excess Tax benefit from stock-based compensation	-	10,000	-
Proceeds from issuance of common stock	507,000	516,000	398,000

Net Cash Provided by Financing Activities	37,407,000	102,582,000	109,186,000

Net Increase (Decrease) in Cash and Cash Equivalents	5,767,000	(10,851,000)	11,334,000
Cash and Cash Equivalents, at Beginning of Period	26,928,000	37,779,000	26,445,000

Cash and Cash Equivalents, at End of Period	$ 32,695,000	$ 26,928,000	$ 37,779,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$ 15,930,000	$ 23,087,000	$ 15,897,000

Income taxes	$ 6,131,000	$ 5,706,000	$ 7,525,000

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

Basis of consolidation

The Consolidated Financial Statements include San Joaquin Bancorp, and its wholly owned subsidiaries. All financial information presented in these financial statements includes the operations of the Bank year-to-date and on a comparative basis in prior years. All material intercompany accounts and transactions have been eliminated in consolidation. San Joaquin Bancorp Trust #1 was established for the purpose of issuing trust preferred securities. Based on the requirements of the Financial Accounting Standards Board Interpretation (FIN) 46R and accepted industry interpretation and presentation, the trust has not been consolidated. Instead, the Company’s investment in the trust is included in “interest receivable and other assets” on the balance sheet and junior subordinated debentures are presented in long-term debt (Note 9).

Cash and cash equivalents

Cash and cash equivalents from banks include cash on hand, balances with the Federal Reserve Bank, balances due from other banks, and federal funds sold readily convertible to known amounts of cash and are generally 90 days or less from maturity at the time of purchase, presenting insignificant risk of changes in value due to interest rate changes. The Company is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Company’s average daily deposit balances. At December 31, 2008, the Company had required balances and compensating balances with the Federal Reserve of $1,774,000.

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

In general, loans are placed on a non-accrual basis when there is significant doubt as to collectability of interest or principal, or when interest or principal becomes 90 days past due unless the loan is secured and in the process of collection. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time is recorded as interest income on a cash basis. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Interest accrued but uncollected is reversed when a loan is placed on a non-accrual basis. Foreclosed assets to be held and used are treated the same way they would be had the assets been acquired in a manner other than through foreclosure. These assets are periodically reviewed for impairment if conditions indicate that the carrying amount of the asset may not be recoverable.

The Company defers both non-refundable loan fees and direct origination costs of loans. The deferred fees and costs are amortized into income over the expected lives of the related loans.

Allowance for possible loan losses and liability for off-balance sheet exposure

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended, and SFAS No. 5, "Accounting for Contingencies", are the primary sources of guidance on accounting for loan losses and liability for off-balance sheet exposure. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

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

Management also evaluates the liability for off-balance sheet exposure from unfunded commitments and standby letters of credit in accordance with SFAS No. 5. SFAS No. 5 states that if a loss contingency exists, the likelihood that the future event or events will confirm the loss or impairment of an asset can range from remote to probable. Recognition of a liability is required only if a loss is probable and can reasonably be estimated. The liability for unfunded commitments and standby letters of credit is presented as part of other liabilities in the balance sheet. The liability for unfunded commitments and standby letters of credit was $0 at December 31, 2008 and 2007.

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

Advertising costs

The Company expenses advertising costs as they are incurred. Advertising expense was $296,000, $260,000, and $254,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Common stock

The Company has authorized 20,000,000 shares of common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or dates, conversion prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. The Company has also authorized 5,000,000 shares of preferred stock. However, no preferred stock was issued and outstanding at December 31, 2008 and 2007.

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

Stock-based compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. The Company adopted the requirements of SFAS No. 123R on a prospective basis during the first quarter of 2006. SFAS No. 123R requires the Company to recognize the fair value of stock options as compensation expense.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for the year beginning January 1, 2008, with early adoption permitted on January 1, 2007. The adoption of this standard did not have a material impact on its financial position or results of operations.

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

NOTE 2 - INVESTMENT SECURITIES

At December 31, 2008, the investment securities portfolio was comprised of securities classified by the Company as held-to-maturity and as available-for-sale, in accordance with SFAS No. 115. The Company has the ability and intent to hold the held-to-maturity securities in its investment portfolio to maturity. Therefore, the resulting investment securities classified as held-to-maturity are being carried at amortized cost. The available-for-sale securities are carried at fair value at December 31, 2008 with unrealized gains or losses included as a component of other comprehensive income recorded in shareholders’ equity. The amortized cost and estimated market value of total investment securities at December 31, 2008 and 2007 are as follows:

		Gross Unrealized	Gross Unrealized
December 31, 2008	Amortized Cost	Gains	Losses	Market Value

Held-to-Maturity Securities:
U.S. Treasury securities	$ 5,127,000	$ 24,000	$ -	$ 5,151,000
Securities of U.S. government
agencies and corporations	50,624,000	383,000	(4,000)	51,003,000
Obligations of states and
political subdivisions	-	-	-	-
Mortgage-backed securities	33,426,000	45,000	(962,000)	32,509,000
Other securities	-	-	-	-

Total Held-to-Maturity Securities	$ 89,177,000	$ 452,000	$ (966,000)	$ 88,663,000

Available-for-Sale Securities:
U.S. Treasury securities	$ -	$ -	$ -	$ -
Securities of U.S. government
agencies and corporations	-	-	-	-
Obligations of states and
political subdivisions	4,001,000	14,000	(65,000)	3,950,000
Mortgage-backed securities	-	-	-	-
Other securities	2,500,000	-	(115,000)	2,385,000

Total Available-for-Sale Securities	$ 6,501,000	$ 14,000	$ (180,000)	$ 6,335,000

Total Investment Securities	$ 95,678,000	$ 466,000	$ (1,146,000)	$ 94,998,000

		Gross Unrealized	Gross Unrealized
December 31, 2007	Amortized Cost	Gains	Losses	Market Value

Held-to-Maturity Securities:
U.S. Treasury securities	$ 3,999,000	$ 40,000	$ -	$ 4,039,000
Securities of U.S. government
agencies and corporations	61,095,000	95,000	(197,000)	60,993,000
Obligations of states and
political subdivisions	-	-	-	-
Mortgage-backed securities	41,764,000	-	(737,000)	41,027,000
Other securities	-	-	-	-

Total Held-to-Maturity Securities	$ 106,858,000	$ 135,000	$ (934,000)	$ 106,059,000

Available-for-Sale Securities:
U.S. Treasury securities	$ -	$ -	$ -	$ -
Securities of U.S. government
agencies and corporations	-	-	-	-
Obligations of states and
political subdivisions	4,009,000	4,000	(21,000)	3,992,000
Mortgage-backed securities	-	-	-	-
Other securities	2,500,000	-	(59,000)	2,441,000

Total Available-for-Sale Securities	$ 6,509,000	$ 4,000	$ (80,000)	$ 6,433,000

Total Investment Securities	$ 113,367,000	$ 139,000	$ (1,014,000)	$ 112,492,000

As of December 31, 2008, securities carried at $88,685,000 were pledged to secure public deposits, other deposits, and short-term funding needs as compared to $105,920,000 at December 31, 2007.

The book value and market value of securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Unrealized Gain
	Amortized Cost	(Loss)	Market Value

Held-to-Maturity Securities:
Due in one year or less	$ 43,999,000	$ 141,000	$ 44,140,000
Due after one year through five years	11,260,000	266,000	11,526,000
Due after five years through ten years	14,772,000	(179,000)	14,593,000
Due after ten years	19,146,000	(742,000)	18,404,000

Total Held-to-Maturity Securities	$ 89,177,000	$ (514,000)	$ 88,663,000

Available-for-Sale Securities:
Due in one year or less	$ 288,000	$ 2,000	$ 290,000
Due after one year through five years	1,130,000	12,000	1,142,000
Due after five years through ten years	-	-	-
Due after ten years	2,583,000	(65,000)	2,518,000
No stated maturity	2,500,000	(115,000)	2,385,000

Total Available-for-Sale Securities	$ 6,501,000	$ (166,000)	$ 6,335,000

Total Investment Securities	$ 95,678,000	$ (680,000)	$ 94,998,000

Substantially all of the held-to-maturity securities set forth in the preceding table are investment-grade debt securities which have experienced a decline in fair value due to changes in market interest rates, not in estimated cash flows. Since the Company has the intent and ability to retain its investment in these securities for a period of time to allow for any anticipated recovery in market value, no other than temporary impairment was recorded on these securities during 2008 or 2007.

NOTE 3 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

Loans by major category consist of the following as of December 31:

	2008	2007

Commercial and industrial loans	$ 84,998,000	$ 76,312,000
Real estate loans	657,984,000	597,152,000
Consumer loans	4,719,000	3,815,000
Loans to finance agricultural production	25,080,000	19,097,000
All other loans	1,731,000	3,692,000
	774,512,000	700,068,000
Less: Allowance for possible loan losses	15,537,000	9,268,000
Less: Deferred loan fees	1,514,000	1,610,000

Net Loans	$ 757,461,000	$ 689,190,000

At December 31, 2008 and 2007, loans included fair value adjustments of $32,606,000 and $6,930,000, respectively, for loans hedged in accordance with SFAS No. 133. See Note 6.

Changes in the allowance for possible loan losses are as follows:

	Year to Date December 31

	2008	2007	2006

Beginning Balance	$ 9,268,000	$ 8,409,000	$ 7,003,000
Provision charged to expense	16,644,000	900,000	1,730,000
Loans charged off	(11,836,000)	(63,000)	(514,000)
Recoveries	1,461,000	22,000	190,000

Ending Balance	$ 15,537,000	$ 9,268,000	$ 8,409,000

(*) Allowance for off-balance sheet risks is presented as part of the accrued interest and other liabilities in the balance sheet.

At December 31, 2008 and 2007, the Company had loans amounting to approximately $89,934,000 and $7,754,000, respectively, that were specifically classified as loans that when based on current information and events, it is possible that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Of these loans, $82,454,000 and $6,139,000, respectively, are secured by real estate, including $0 and $270,000, respectively, of SBA loans guaranteed by the U.S. Government. Total reserves allocated to classified loans were $3,780,000 for 2008 and $1,873,000 for 2007. The classified allocation for 2008 includes an allocation of $2,530,000 for classified loans that are also considered impaired under SFAS No. 114. At December 31, the recorded investment in loans that were considered impaired was $66,917,000 in 2008 and $0 in 2007. As such, there were no reserves allocated to impaired loans in 2007.

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

The following is a summary of information pertaining to impaired loans:

	December 31, 2008	December 31, 2007

Impaired loans with specific valuation allowance	$ 21,158,000	$ -
Valuation allowance related to impaired loans	(2,530,000)	-
Impaired loans without specific valuation allowance	45,759,000	-

Impaired loans, net	$ 64,387,000	$ -

Interest income on impaired loans is recognized as earned on an accrual basis except for impaired loans that have been placed on nonaccrual status. Interest income received on nonaccrual impaired loans is recognized as received on a cash basis.

	2008	2007	2006

Average investment in impaired loans for the period	$ 14,823,000	$ -	$ -
Interest recognized during the period for impaired
loans	423,000	-	-
Interest recognized on a cash basis during the period
for impaired loans	185,000	-	-

There are commitments to lend additional funds to the borrowers of impaired or non-accrual loans at December 31, 2008 of $5,810,000.

Concentrations of Credit risk

Most of the Company's business is with customers located within the County of Kern, California. The loan portfolio is well diversified, although the Company has significant credit arrangements that are secured by real estate collateral. The Company makes real estate loans for both development and long-term financing. The Company's real estate loan portfolio was as follows at December 31:

	2008	2007

Construction and land development	$ 196,371,000	$ 215,431,000
Secured by residential properties	33,202,000	30,508,000
Secured by farmland	65,283,000	75,111,000
Secured by commercial properties	363,128,000	276,102,000

	$ 657,984,000	$ 597,152,000

In addition to real estate loans outstanding, the Company had loan commitments and standby letters of credit related to real estate loans of $90,160,000 and $108,525,000 at December 31, 2008 and 2007, respectively.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2008	2007

Cost:
Land	$ 3,862,000	$ 3,210,000
Building	6,150,000	6,150,000
Leasehold improvements - building	1,006,000	799,000
Furniture and equipment	4,197,000	4,023,000
Construction in process	3,250,000	355,000

Total Cost	18,465,000	14,537,000
Less: Accumulated depreciation and amortization	5,120,000	4,394,000

Total Premises and Equipment	$ 13,345,000	$ 10,143,000

Depreciation and amortization expense for premises and equipment amounted to $898,000, $906,000, and $894,000 in 2008, 2007, and 2006, respectively.

The Company leases two of its branch offices. The Company's main branch office location is subject to a non-cancelable operating lease agreement expiring in 2016 with renewal option periods extending through 2026. At December 31, 2008, minimum rental commitments for non-cancelable operating leases are as follows:

Year Ending	Minimum
December 31	Payments
2009	$ 82,000
2010	82,000
2011	82,000
2012	82,000
2013	82,000
Thereafter	177,000

Total Minimum Payments	$ 587,000

Minimum payments do not include rental payments that would be due if the Company were to renew the leases when they expire. Management does not expect to renew both leases when they expire. Rent expense for the years ended December 31, 2008, 2007, and 2006 amounted to $129,000, $127,000, and $126,000, respectively.

NOTE 5 - INVESTMENT IN REAL ESTATE

The investment in other real estate owned consists of a 48-unit apartment project for senior citizens located in Farmersville, California. This project is financed by the Rural Economic and Community Development Department (formerly Farmers Home Administration), United States Department of Agriculture (RECD). The Company acquired the project by a grant deed executed in lieu of foreclosure pursuant to a judgment entered December 3, 1991, in Kern County Superior Court. The deed was executed in settlement of a $400,000 loan owed to the Company. Concurrent with the acquisition, the Company assumed an $880,000 loan payable to the RECD. The project is operated by Farmersville Village Grove Associates, a California limited partnership, in which San Joaquin Bank is the 95% limited partner and its wholly-owned subsidiary, Kern Island Company, is the 5% general partner.

The investment in other real estate owned was originally recorded at the outstanding loan amount in addition to the balance of the note payable assumed by the Company as noted above, and consists of the following at December 31:

	2008	2007

Cost:
Building & improvements	$ 1,430,000	$ 1,430,000
Land	49,000	49,000

Total Cost	1,479,000	1,479,000
Less: Accumulated depreciation	966,000	902,000

Total Investment in Real Estate	$ 513,000	$ 577,000

Depreciation expense for the investment in real estate was $64,000, $66,000, and $67,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The carrying value is not considered to be impaired. The Company accounts for this property as an investment in real estate to be held and used, as the Company applied for and was granted an exemption by the FDIC from the regulatory requirement to divest of real estate owned within specified time periods.

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

NOTE 6 - DERIVATIVES Derivative Financial Instruments

During the year, the Company held stand alone derivative financial instruments in the form of interest rate cap contracts and interest rate swap agreements. Interest rate cap contracts derive their value from the difference between the cap rates and current interest rates based on an index rate. Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheet as “Interest receivable and other assets” or “Accrued interest payable and other liabilities.”

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

Risk Management Policies – Hedging Instruments

The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of the net portfolio value and projected net income within certain ranges of projected changes in interest rates.

The Board has approved a hedging policy, and the Asset/Liability Committee is responsible for ensuring that the Board is knowledgeable about general hedging theory, usage and accounting; and that based upon this understanding, approves all hedging transactions.

Interest Rate Risk Management - Cash Flow Hedging Instruments

During the second quarter of 2008, we entered into one interest rate swap agreement with a third party to manage the interest rate change risk that may affect the amount of interest expense of our trust preferred securities discussed in Note 9. The interest rate swap agreement is a derivative financial instrument that qualifies as a cash flow hedge. Under an interest rate swap agreement, we agree to pay a series of fixed payments in exchange for receiving a series of floating rate payments based upon the three-month LIBOR from the third party.

Interest rate swap agreements are considered to be a hedge against changes in the amount of future cash flows associated with our interest expense for our trust preferred securities. Accordingly, the interest rate swap agreements are recorded at fair value in our consolidated balance sheet and the related unrealized gains or losses on these contracts are recorded in shareholders’ equity as a component of accumulated other comprehensive income. To the extent that this contract is not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

At December 31, 2008, we had interest rate swap agreements that qualified as cash flow hedges on $10,000,000 notional amount of indebtedness. The fair value of the interest rate swaps that qualified as cash flow hedges was a liability of $1,626,000 and is included with accrued interest payable and other liabilities on the balance sheet. The net gain or loss on the ineffective portion of this interest rate swap agreement was not material for the year ended December 31, 2008.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At December 31, 2008, 100% of San Joaquin Bancorp’s ownership interest in San Joaquin Bank was pledged by us as collateral for interest rate swap agreements.

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

The interest rate cap contracts are considered to be a hedge against changes in the amount of future cash flows associated with our interest expense for our deposits. Accordingly, the interest rate cap contracts are recorded at fair value in our consolidated balance sheet and the related unrealized gains or losses on these contracts are recorded in shareholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. Over the twelve months ended December 31, 2008, 2007, and 2006, the Company amortized $25,000, $61,000, and $61,000 respectively, of the unrealized loss as an adjustment to interest expense. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

During the second quarter of 2008, the two interest rate cap contracts on $14,000,000 notional amount of indebtedness matured. Interest rate cap contracts with notional amounts of $7,000,000 and $7,000,000 have cap rates of 6.50%, and 6.00%, respectively.

The net gain or loss on the ineffective portion of these interest rate cap contracts was not material for the years ended December 31, 2008, 2007, and 2006.

Interest Rate Risk Management - Fair Value Hedging Instruments

The Company originates fixed and variable-rate loans. Fixed-rate loans expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate loan portfolio. It is the Company’s objective to hedge the change in fair value of fixed-rate loans at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in value of the loans due to changes in expected interest rate assumptions. The Company utilizes interest rate swap agreements that provide for a series of fixed rate payments in exchange for receiving a series of floating rate payments based on the one-month or six-month LIBOR. The Company believes it is economically prudent to keep hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement. For those loans management decides to hedge, hedging relationships are established on a loan-by-loan basis at the time the loan is originated.

As of December 31, 2008, we had interest rate swap agreements on $194,560,000 notional amount of indebtedness as compared to $145,630,000 at December 31, 2007. As of December 31, 2008 and 2007, the fair value of the swaps was a liability of $32,602,000 and $6,912,000, respectively, and is included with other liabilities on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the fixed-rate loans. The ineffective portion of the interest rate swap agreements was a $14,000 loss in 2008 compared to a $17,000 gain in 2007, and $0 in 2006. The ineffectiveness was recognized as an adjustment to noninterest expense for the each of the respective periods.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At December 31, 2008, investment securities with a market value of $32,525,000 were pledged by us as collateral for interest rate swap agreements.

NOTE 7 - DEPOSITS

Deposits include the following:

	2008	2007

Noninterest-bearing	$ 172,317,000	$ 158,461,000

NOW	18,230,000	21,715,000
Money market	204,122,000	253,183,000
Savings	147,721,000	193,119,000
Time deposits & IRAs of $100,000 or more	105,595,000	76,219,000
Other time deposits & IRAs	119,473,000	13,376,000

Total Interest-Bearing Deposits	595,141,000	557,612,000

Total Deposits	$ 767,458,000	$ 716,073,000

At December 31, 2007, the scheduled maturities of time certificates of deposit are as follows:

2009	$ 103,494,000
2010	1,998,000
2011	102,000

$ 105,594,000

The Company may occasionally obtain brokered deposits as an additional source of funding. At December 31, 2008 and 2007, the Company held brokered time deposits totaling $182,432,000 and $12,992,000, respectively. Of the totals in 2008, $40,339,000 was third-party brokered deposits and $142,093,000 was CDARS deposits from customers. In 2007, third-party brokered deposits were $5,000,000 and CDARS deposits were $7,992,000.

NOTE 8 - SHORT TERM BORROWINGS

The Company had collateralized and uncollateralized federal fund lines of credit with other correspondent banks aggregating $32,000,000, and Federal Home Loan Bank (“FHLB”) lines of credit totaling $83,738,000 at December 31, 2008. At December 31, 2008 and 2007, the Company had advances on its lines of credit in the amount of $48,400,000 and $61,800,000, respectively. These lines of credit generally have interest rates indexed to the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. FHLB advances are collateralized by investment securities and loans. As of December 31, 2008, $14,134,000 in investment securities and $396,330,000 in loans were pledged as collateral for FHLB advances. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

NOTE 9 - LONG-TERM DEBT AND OTHER BORROWINGS
Long-term debt consists of the following at December 31:
	2008	2007

Mortgage note payable, 9% stated rate - matures 2030	$ 766,000	$ 777,000
Subordinated note, 3 month LIBOR + 2.7% floating rate - due 2019	6,000,000	6,000,000
Junior subordinated note, 3 month LIBOR + 1.6% floating rate - due 2036	10,000,000	10,000,000
Junior subordinated note, 3 month LIBOR + 1.6% floating rate - due 2036	310,000	310,000

Total Long-Term Debt	$ 17,076,000	$ 17,087,000

The mortgage note payable is secured by a 48-unit senior citizens apartment project and is payable in monthly installments of $2,300 including interest at a stated rate of 9%. The loan matures in 2030. The note is classified as a Rural Rental Housing (RRH) loan issued pursuant to the Housing Act of 1949. Under the RRH program, the borrower pays interest at a rate lower than the stated rate.

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

In the second quarter of 2008, the Company hedged the trust preferred securities by entering into an interest rate swap agreement with a third party. Under the terms of the interest rate swap agreement the company agreed to pay a third party a fixed rate of 4.79% in exchange for receiving a floating rate payment equal to the three-month LIBOR index. As a result, the hedge has the practical effect of fixing our interest payments related to the hedge and the $10,000,000 junior subordinated note at 6.39% . The interest rate swap serves as a cash flow hedge and protects against the effect of increases in interest rates on the hedged item. See Note 6.

The Federal Reserve Bank of San Francisco has advised the Company that the trust preferred securities are eligible as Tier 1 capital.

Estimated future maturities of long-term debt at December 31, 2007 are as follows:

Years Ending
December 31
2009	12,000
2010	13,000
2011	14,000
2012	16,000
2013	17,000
Thereafter	17,004,000

$ 17,076,000

In the first quarter of 2009, the Company elected to exercise its right to defer quarterly interest payments on the trust preferred securities and the related junior subordinated notes for eight quarters. The election is effective beginning March 31, 2009 through December 31, 2010. The Company has the right to elect to defer quarterly interest payments for up to twenty consecutive quarters.

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

The following is a summary of commitments to extend credit and standby letters of credit at December 31:

	2008	2007

Commitments to extend credit	$ 171,961,000	$ 223,307,000
Standby letters of credit	$ 5,483,000	$ 11,632,000

NOTE 12 - STOCK BASED COMPENSATION PLANS

The Bank has three stock option plans pursuant to which common stock of the Company may be acquired. The Company adopted the plans to retain and motivate key employees and enhance shareholder value by aligning the financial interests of those employees with those of shareholders.

On May 1, 1989, the Board of Directors of the Bank adopted and approved the San Joaquin Bank Stock Option Plan dated May 1, 1989. The plan was approved by the shareholders on April 18, 1989. Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and each option is exercisable in specified increments up to 10 years from the date of grant. A total of 463,000 new shares of the Bank’s common stock were originally available for grant under this plan. As of December 31, 2008, there were options outstanding under this plan to purchase an aggregate of 22,495 shares of the Company’s common stock. The plan terminated on May 1, 1999. Accordingly, no new options can be granted under this plan.

On February 20, 1999, the Bank's Board of Directors adopted and approved the San Joaquin Bank 1999 Stock Incentive Plan. The plan was approved by shareholders on May 25, 1999 and became effective on June 1, 1999. A total of 600,000 shares of the Company’s common stock were initially available for grant under this plan. As of December 31, 2008, there were options outstanding under this plan to purchase an aggregate of 429,928 shares of the Company’s common stock. The plan was frozen upon approval by the shareholders of the San Joaquin Bancorp 2008 Stock Incentive Plan. Accordingly, no new options can be granted under this plan, which terminates on May 31, 2009.

Following the Reorganization, San Joaquin Bancorp assumed sponsorship of the plans as the San Joaquin Bancorp Stock Option Plan (the "1989 Plan") and the San Joaquin Bancorp 1999 Stock Incentive Plan (the "1999 Plan") for the purpose of administering any and all outstanding option awards under the plans on a prospective basis. On December 19, 2006, the Board of Directors approved certain amendments to the 1999 Plan which became effective as of January 1, 2007.

The Company’s Board of Directors approved and adopted the San Joaquin Bancorp 2008 Stock Incentive Plan on March 25, 2008 (the “2008 Plan”). The 2008 Plan was approved by the shareholders on May 20, 2008 and, as a result, no further option grants or other awards will be made under the 1999 Plan. All outstanding awards under the 1989 Plan and 1999 Plan will continue to be governed by the terms of those Plans. As of December 31, 2008, there were no options outstanding under the 2008 Plan. The 2008 Plan will be administered by the Board of Directors, or at the discretion of the Board, by a committee of the Board consisting of not less than two directors (the “Committee”).

The aggregate number of shares reserved and available for awards under the 2008 Plan is 500,000. Awards can be in the form of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock Awards, and Unrestricted Stock Awards, or any combination of the foregoing. The 2008 Plan contemplates the issuance of common stock upon exercise of options or stock awards granted to eligible persons. The shares of common stock underlying any awards which are forfeited, canceled, reacquired by the Company or satisfied without the issuance of common stock or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for awards and may be granted again. The maximum number of shares that may be granted to any one participant in any calendar year may not exceed 50,000 shares.

Stock options may be either Incentive Stock Options or Non-Qualified Stock Options. Incentive Stock Options may be granted only to employees of the Company or any affiliate. Non-Qualified Stock Options may be granted to employees, directors, and consultants of the Company or its affiliates. The exercise price per share will be determined at the time of grant but will not be less than one hundred percent (100%) of the fair market value on the grant date in the case of Incentive Stock Options. If an Incentive Stock Option is granted to a person who owns 10% or more of the Company’s voting stock, the exercise price per share for the common stock covered by such Incentive Stock Option will be not less than one hundred ten percent (110%) of the fair market value on the grant date. No stock option will be exercisable more than ten (10) years after the date of grant. If an Incentive Stock Option is granted to a person who owns 10% or more of the Company’s voting stock, the term of such option will be no more than five (5) years from the grant date. Stock options shall become exercisable at such time or times, whether or not in installments, as shall be determined by the Board of Directors or the Committee and set forth in the option agreement evidencing such option. Any portion of an option that is not exercisable on the date of termination of an applicable service relationship shall immediately expire. Once any portion of an option becomes vested and exercisable, it shall continue to be exercisable by the grantee or his or her representatives at any time or times prior to the earliest of (i) the date which is (a) twelve months following the date on which the grantee’s service relationship terminates due to death or disability or (b) three months following the date on which the grantee’s service relationship terminates if the termination is due to any other reason, or (ii) the expiration date set forth in the option agreement; provided, however, that if the grantee’s service relationship is terminated for cause, the option will terminate immediately and be null and void upon the date of the grantee’s termination.

A Restricted Stock Award is an award pursuant to which the Company may, in its sole discretion, grant or sell, at such purchase price as determined by the Board of Directors or the Committee, shares of common stock subject to such restrictions and conditions as the Board or Committee may determine at the time of grant, and any purchase price shall be payable in cash or, if permitted at the time of grant of such award, by promissory note. Conditions may be based on continuing employment (or other service relationship) and/or achievement of pre-established performance goals and objectives. The Committee, at the time of grant of a Restricted Stock Award, will specify the date or dates and/or the attainment of pre-established performance goals, objectives and other conditions on which restricted stock shall become vested, subject to such further rights of the Company as may be specified in the applicable restricted stock agreement. The Board of Directors or the Committee may, in its sole discretion, grant or sell, at such purchase price determined by the Board or the Committee, an Unrestricted Stock Award to any grantee, pursuant to which such grantee may receive shares of common stock free of any vesting restrictions under the 2008 Plan. Unrestricted Stock Awards may be granted or sold as described in the preceding sentence in respect of past services or other valid consideration, or in lieu of any cash compensation due to such individual.

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

	2008	2007	2006

Expected Volatility	15.8% - 18.1%	7.9% - 17.3%	13.2% - 20.0%
Weighted-Average Volatility	16.1%	15.7%	18.7%
Expected Dividends	1.13%	0.66%	0.66%
Expected Term (In years)	5.0 - 8.6	4.9 - 8.6	5.0 - 8.5
Risk-Free Rate	2.89% - 3.61%	4.52% - 4.83%	4.58% - 5.15%

A summary of option activity, as of December 31, 2008, and changes during the year is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
Options	Shares (1)	(1)	Term	Value (2)

Outstanding at January 1, 2008	482,383	$ 19.03
Granted	38,955	27.29
Exercised	52,195	12.24
Forfeited or Expired	16,720	27.37

Outstanding at December 31, 2008	452,423	20.22	4.42	$ 811,785

Exercisable at December 31, 2008	335,169	16.23	3.40	$ 811,785

(1)	Reflects the effect of the 10% stock dividend paid on March 17, 2008.

(2)	Shares in-the-money.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007, and 2006 was $6.37, $11.28, and $11.05, respectively. During 2008, 2007, and 2006, the Company awarded stock options with an aggregate fair value of $248,233, $599,000, and $645,000, respectively. The fair value of stock options that vested in 2008, 2007, and 2006 was $271,177, $206,000, and $49,000, respectively. The Compensation cost that has been charged against income was $295,000 in 2008, $290,000 in 2007, and $145,000 in 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $31,000 in 2008, $59,000 in 2007, and $28,000 in 2006. The total remaining unearned compensation related to all share-based compensation at December 31, 2008 was $817,000 and will be amortized over a weighted average remaining service period of 1.68 years.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $525,000, $1,410,000, and $1,395,000, respectively. Cash received from the exercise of stock options was $622,000, $516,000, and $398,000 in 2008, 2007, and 2006, respectively. The Company realized a tax benefit from options exercised in 2008, 2007, and 2006 of $49,000, $139,000, and $82,000, respectively.

NOTE 13 - INCOME TAXES

The provision for income taxes consists of the following:

	2008	2007	2006

Current:
Federal	$ 2,787,000	$ 5,775,000	$ 5,350,000
State	1,031,000	2,029,000	1,773,000

	3,818,000	7,804,000	7,123,000

Deferred:
Federal	(2,701,000)	(692,000)	(569,000)
State	(952,000)	(179,000)	(188,000)

	(3,653,000)	(871,000)	(757,000)

Total Provision For Income Taxes	$ 165,000	$ 6,933,000	$ 6,366,000

The components of the net deferred tax asset (included in other assets) were as follows:

	2008	2007

Deferred Tax Assets:
Allowance for loan losses	$ 5,686,000	$ 2,172,000
Unrecognized interest on nonaccrual loans	434,000	374,000
Accumulated depreciation	243,000	191,000
Post retirement benefits	4,461,000	3,814,000
Directors' deferred compensation plan	145,000	125,000
Unrealized loss on securities and other financial instruments	822,000	46,000
Stock options - NSOs	98,000	67,000
Other	(311,000)	76,000

Net Deferred Tax Assets	$ 11,578,000	$ 6,865,000

The applicable rate for current and future years is based on the average rate as compared to the effective tax rate for the current period. The Company believes that no valuation allowance is necessary due to the adequacy of future taxable income from reversals of temporary differences and taxable income exclusive of temporary differences.

A reconciliation of the Company's provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 35% at December 31, 2008, 2007, and 2006, respectively, to pretax income is as follows:

	2008	2007	2006

Federal tax computed at 34%, 35%, and 35%, respectively	$ 896,000	$ 5,723,000	$ 5,194,000
Increases (decreases) in taxes resulting from:
State taxes, net of federal income tax benefit	189,000	1,152,000	1,046,000
Non-taxable income	(683,000)	(467,000)	(582,000)
Non-deductible expense	151,000	127,000	87,000
Other, net	(388,000)	398,000	621,000

Total Provision For Income Taxes	$ 165,000	$ 6,933,000	$ 6,366,000

Effective Tax Rate	6.26%	42.40%	42.90%

NOTE 14 - OTHER COMPREHENSIVE INCOME

Comprehensive income for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006

Net Income	$ 2,469,000	$ 9,418,000	$ 8,474,000
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) arising during the period on cash flow hedges	(867,000)	31,000	37,000
Unrealized holding gains (losses) arising during the period on securities	(51,000)	1,000	3,000
Unamortized post-retirement benefit obligation	(334,000)	248,000	(1,548,000)

Other Comprehensive Income (loss)	(1,252,000)	280,000	(1,508,000)

Comprehensive Income	$1,217,000	$9,698,000	$6,966,000

The components of other comprehensive income and other related tax effects were as follows:

		December 31, 2008

	Before Tax	Tax effect	Net Amount

Unrealized gains (losses) arising during the period on cash flow hedges	$ (1,601,000)	$ 734,000	$ (867,000)
Unrealized gains (losses) arising during the period on securities	(94,000)	43,000	(51,000)
Unamortized post-retirement benefit obligation	(616,000)	282,000	(334,000)

Other Comprehensive Income (loss)	$ (2,311,000)	$ 1,059,000	$ (1,252,000)

		December 31, 2007

	Before Tax	Tax effect	Net Amount

Unrealized gains (losses) arising during the period on cash flow hedges	$ 57,000	$ (26,000)	31,000
Unrealized gains (losses) arising during the period on securities	2,000	(1,000)	1,000
Unamortized post-retirement benefit obligation	458,000	(210,000)	248,000

Other Comprehensive Income (loss)	$ 517,000	$ (237,000)	280,000

		December 31, 2006

	Before Tax	Tax effect	Net Amount

Unrealized gains (losses) arising during the period on cash flow hedges	$ 68,000	$ (31,000)	37,000
Unrealized gains (losses) arising during the period on securities	6,000	(3,000)	3,000
Unamortized post-retirement benefit obligation	-	-	(1,548,000)

Other Comprehensive Income (loss)	$ 74,000	$ (34,000)	(1,508,000)

Cumulative other comprehensive income balances were:

	Unrealized gains
	(losses) arising	Unrealized gains
	during the period	(losses) arising	Unamortized post-
	on cash flow	during the period	retirement benefit
	hedges	on securities	obligation	Total

Balance at December 31, 2005	$ (82,000)	$ (43,000)	$ -	$ (125,000)
Current period change	37,000	3,000	(1,548,000)	(1,508,000)
Balance at December 31, 2006	(45,000)	(40,000)	(1,548,000)	(1,633,000)
Current period change	31,000	1,000	248,000	280,000
Balance at December 31, 2007	(14,000)	(39,000)	(1,300,000)	(1,353,000)
Current period change	(867,000)	(51,000)	(334,000)	(1,252,000)

Balance at December 31, 2008	$ (881,000)	$ (90,000)	$ (1,634,000)	$ (2,605,000)

NOTE 15 - BASIC AND DILUTED EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

		Year to date December 31
		2008	2007	2006

Basic Earnings per Share:
Net income		$ 2,469,000	$ 9,418,000	$ 8,474,000
Weighted average common shares outstanding (1)		3,923,000	3,880,000	3,823,000

Basic Earnings per Share		$ 0.63	$ 2.43	$ 2.22

Diluted Earnings per Share:
Net income		$ 2,469,000	$ 9,418,000	$ 8,474,000
Weighted average common shares outstanding (1)		3,923,000	3,880,000	3,823,000
Dilutive effect of outstanding options (1)		126,000	193,000	250,000

Weighted average common shares outstanding - Diluted		4,049,000	4,073,000	4,073,000

Diluted Earnings per Share		$ 0.61	$ 2.31	$ 2.08

(1)	The number of weighted average common shares outstanding for all periods presented has been adjusted to reflect the effect of the 10% stock dividend paid on March 17, 2008.

Earnings per share are based on the weighted average number of shares outstanding during the year.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the estimated fair values of financial instruments are disclosed as of December 31, 2008 and 2007. SFAS No. 107 defines fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

The following presents the carrying value and estimated fair value of the various classes of on-balance sheet financial instruments held by the Company at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Assets
Cash and cash equivalents	$ 32,695,000	$ 32,695,000	$ 26,928,000	$ 26,928,000
Investment securities:	95,512,000	94,998,000	113,291,000	112,492,000
Loans, net	757,461,000	778,027,000	689,190,000	691,127,000
Liabilities
Noninterest-bearing deposits	172,317,000	172,317,000	158,461,000	158,461,000
Interest-bearing transaction and savings accounts	370,073,000	370,073,000	468,016,000	468,016,000
Time deposits	225,068,000	225,018,000	89,595,000	89,607,000
Total deposits	767,458,000	767,408,000	716,072,000	716,084,000
Interest rate swap agreements	34,228,000	34,228,000	6,912,000	6,912,000
Short-term borrowings	48,400,000	48,400,000	61,800,000	61,800,000
Long-term borrowings	17,076,000	16,648,000	17,087,000	16,616,000

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

NOTE 17 - RELATED PARTY TRANSACTIONS

As part of its normal banking activities, the Company has extended credit to and received deposits from certain members of its Board of Directors and executive officers and companies in which directors have an interest. These related parties had outstanding deposits at the Company approximating $4,326,000 and $7,114,000; and outstanding loans of $10,553,000 and $11,394,000 at December 31, 2008 and 2007, respectively. In the opinion of management, all such extensions of credit and deposit relationships are on terms similar to transactions with non-affiliated parties and involve only normal credit risk with no undue exposure. Each loan has been approved by the Loan Committee of the Board of Directors. During 2008, loan disbursements to related parties amounted to $2,661,000 and repayments from such related parties amounted to $3,506,000, including interest payments.

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

Total employer contributions to the plan that were charged to noninterest expense for the years ended December 31, 2008, 2007, and 2006 were $195,000, $175,000, and $184,000, respectively. The special discretionary contribution included in the 2008 and 2007 totals were $90,000 and $83,000, respectively.

Deferred compensation plan

During 1997, the Company implemented a Director Deferred Compensation Plan (“DCP”). The DCP is a non-qualified plan for eligible directors. The total liability accrued in connection with the DCP was $316,000 and $272,000 at December 31, 2008 and 2007, respectively.

Salary continuation plan

During 1997, the Company implemented a Salary Continuation Plan (“SCP”). ) under which certain executive officers and the Company enter into salary continuation agreements. The salary continuation agreements have been amended from time to time since their inception with the approval of the Company’s Board of Directors. The SCP is a non-qualified plan in which the company agrees to pay key executives additional benefits in the future, usually at retirement, in return for satisfactory performance by the executive.

The Company established a rabbi trust and purchased Bank Owned Life Insurance policies (the “BOLI”) which are designed to mitigate the Company’s costs associated with the SCP by taking advantage of favorable tax treatment associated with the anticipated appreciation in the cash surrender values of the BOLI. The rabbi trust is the owner and sole beneficiary of all of the BOLI, with none of the death proceeds shared with the executives. The rabbi trust is at all times entitled to an amount equal to the BOLI’s cash value, less any policy loans and unpaid interest or cash withdrawals previously incurred and any applicable surrender charges. The aggregate cash surrender values of the BOLI approximated $11,486,000 and $11,039,000 as of December 31, 2008 and 2007, respectively.

The Company's obligation under the SCP is that of an unfunded and unsecured promise by the Company to pay money in the future; and the executive, the executive's spouse and the executive's beneficiary are unsecured general creditors with respect to any benefits which may be payable under the terms of the salary continuation agreements.

The total benefits paid under the continuation agreements were designed to be recovered through the use of the BOLI applicable to each executive officer. The life insurance policies are not plan assets; however, the cash surrender value of such life insurance policies is included as an asset on the books of the Company. Based upon current actuarial projections, it is anticipated the entire cost of providing these benefits will ultimately be recovered by the Company through the receipt of the life insurance policy proceeds or redemption of cash surrender proceeds.

The following tables set forth the net periodic post-retirement benefit cost for the years ended December 31:

	Pension Benefits

		Pension Plans		Health Care Plans

	2008	2007	2006	2008	2007	2006

Service Cost	$ 17,000	$ 384,000	$ 594,000	$ -	$ -	$ -
Interest Cost	568,000	446,000	351,000	34,000	33,000	31,000
Expected Return on Plan Assets	-	-	-	-	-	-
Amortization of Net Obligation				-
at Transition	-	-	-	-	-	-
Amortization of Prior Service Costs	248,000	248,000	248,000	60,000	63,000	63,000
Recognized Net Actuarial (Gain)/Loss	170,000	85,000	-	-	-	-

Net Periodic Cost	$ 1,003,000	$ 1,163,000	$ 1,193,000	$ 94,000	$ 96,000	$ 94,000

The net periodic post-retirement benefit cost was determined using the following assumptions:

	Pension Benefits

		Pension Plans			Health Care Plans

	2008	2007	2006	2008	2007	2006

Discount Rate	6.50%	6.25%	6.25%	6.50%	6.25%	6.25%
Salary Scale	5.00%	5.00%	5.00%	N/A	N/A	N/A
Expected Return on Plan Assets	N/A	N/A	N/A	N/A	N/A	N/A

As permitted, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

The funded status of the plan at December 31 is as follows:

	Pension Benefits

	Pension Plans		Health Care Plans

	2008	2007	2008	2007

Change in Benefit Obligation:
Benefit Obligation, January 1	$ 7,761,000	$ 7,220,000	$ 551,000	$ 528,000

Service Cost	17,000	384,000	-	-
Interest Cost	568,000	446,000	34,000	33,000
Plan Amendments	-	-	-	-
Benefits Paid and Premiums Paid	(305,000)	(225,000)	-	-
Actuarial (Gain)/Loss	1,142,000	(64,000)	(35,000)	(10,000)

Benefit Obligation, December 31	$ 9,183,000	$ 7,761,000	$ 550,000	$ 551,000

Change in Plan Assets:
Plan Assets at Fair Value, January 1	$ -	$ -	$ -	$ -

Actual Return on Plan Assets	-	-	-	-
Company Contributions	305,000	225,000	-	-
Benefits Paid and Premiums Paid	(305,000)	(225,000)	-	-

Plan Assets at Fair Value, December 31	$ -	$ -	$ -	$ -

Funded Status	$ (9,183,000)	$ (7,761,000)	$ (550,000)	$ (551,000)
Unrecognized Net Transitional Obligation (Asset)	-	-	-	-
Unrecognized Prior Service Cost(1)	993,000	1,241,000	120,000	179,000
Unrecognized Net (Gain) Loss(1)	1,939,000	968,000	(35,000)	-

Net Amount Recognized	$ (6,251,000)	$ (5,552,000)	$ (465,000)	$ (372,000)

Amounts Recognized in the Statement of
Financial Position:
Prepaid Benefit Cost	$ -	$ -	$ -	$ -
Accrued Benefit Liability	(9,183,000)	(7,761,000)	(550,000)	(551,000)
Intangible Asset	-	-	-	-
Accumulated Other Comprehensive (Income)/Loss	2,932,000	2,209,000	85,000	179,000

Net Amount Recognized	$ (6,251,000)	$ (5,552,000)	$ (465,000)	$ (372,000)

1.)	The unrecognized prior service cost and unrecognized net gain or loss of $993,000 and $1,241,000, respectively are now treated as Other Comprehensive Loss under SFAS No.158.

The following table summarizes the unrecognized additional minimum liability and changes thereto included in accumulated other comprehensive income and additional information for aggregate defined benefit pension plans at December 31:

Pension Benefits

	Pension Plans		Health Care Plans

	2008	2007	2008	2007

Other Comprehensive (Income)/Loss Attributable to Change
in Additional Minimum Liability Recognition	$ 2,932,000	$ 2,209,000	$ 85,000	$ 179,000

Change in Additional Minimum Liability Recognition	$ 723,000	$ 2,124,000	$ (94,000)	$ (73,000)

Additional Information for Aggregated Defined
Benefit Pension Plans:

Projected Benefit Obligation	$ 9,183,000	$ 7,761,000	$ 550,000	$ 551,000
Accumulated Benefit Obligation	9,183,000	6,974,000	550,000	551,000
Plan Assets at Fair Value	-	-	-	-

The projected benefit obligation was determined using the following weighted-average assumptions:

	Pension Benefits

	Pension Plans		Health Care Plans

	2008	2007	2008	2007

Discount Rate	6.50%	6.50%	6.50%	6.25%
Expected Return on Plan Assets	N/A	N/A	N/A	N/A
Salary Scale	5.00%	5.00%	N/A	N/A

The following table sets forth the effects of net periodic benefit cost for the fiscal year beginning January 1, 2009:

	Pension Benefits

	Pension Plans		Health Care Plans

		2009	2009

Service Cost		$ 20,000	$ -
Interest Cost		586,000		36,000
Expected Return on Plan Assets		-		-
Amortization of Net Obligation at Transition		-		-
Amortization of Prior Service Costs		248,000		60,000
Recognized Net Actuarial (Gain)/Loss		395,000		(12,000)

Net Periodic Pension Cost		$ 1,249,000	$ 84,000

The following table sets forth the estimated future benefits to be paid over the next 10 years under the defined benefit plan:

For the years ending December 31

2009	$ 311,000
2010	324,000
2011	413,000
2012	422,000
2013	505,000
2014-2017	3,942,000

NOTE 19 - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Under applicable law, the federal banking agencies have adopted regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

There are two categories of capital under the guidelines. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock less goodwill and other deductions including the unrealized net gains and losses, after taxes, of available for sale securities. Tier 2 Capital includes preferred stock not qualifying for Tier 1 capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt and the allowance for loan losses, subject to limitations within the guidelines.

As of December 31, 2008, the Company and the Bank met all capital adequacy requirements to which they are subject. The most recent notification from the Federal Reserve categorized the Company and the Bank as well-capitalized under the applicable regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below and not be subject to a capital directive order. The following table also sets forth the Company's actual capital ratios at December 31:

			For Capital	To Be Categorized
	December 31, 2008	December 31, 2007	Adequacy Purposes	"Well Capitalized"

Tier 1 leverage ratio	7.68%	8.05%	4%	5%
Tier 1 capital to risk-weighted assets	8.27%	8.49%	4%	6%
Total risk-based capital ratio	10.25%	10.43%	8%	10%

Subordinated Note

On April 5, 2004, the Company issued a $6,000,000 floating-rate subordinated note in a private placement. The subordinated note, which was issued pursuant to a purchase agreement dated April 5, 2004 by and between the Company and NBC Capital Markets Group, Inc., matures in 2019. The Company may redeem the subordinated note, at par, on or after April 23, 2009, subject to compliance with California and federal banking regulations. The subordinated note resets quarterly and bears interest at a rate equal to the three-month LIBOR index plus a margin of 2.70% . The subordinated note is a capital security that qualifies as Tier 2 capital pursuant to capital adequacy guidelines. See Note 9.

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

The trust preferred securities have a floating annual rate, reset quarterly, equal to the three-month LIBOR plus 1.60% . The trust preferred securities are non-redeemable through September 30, 2011. Each of the trust preferred securities represents an undivided interest in the assets of the Trust. Effective as of March 31, 2009, the Company exercised its right to suspend quarterly interest payments on the trust preferred securities for eight consecutive quarters through the quarter ending December 31, 2010.

The Company owns all of the Trust's common securities. The Trust's only assets are the junior subordinated notes issued by the Company on substantially the same payment terms as the trust preferred securities. The Company's junior subordinated notes were issued pursuant to an Indenture, dated as of September 1, 2006.

In June 2008, the Company hedged the trust preferred securities by entering into an interest rate swap agreement with a third party. Under the terms of the interest rate swap agreement the company agreed to pay a third party a fixed rate of 4.79% in exchange for receiving a floating rate payment equal to the three-month LIBOR index. As a result, the hedge has the practical effect of fixing our interest payments related to the hedge and the $10,000,000 junior subordinated note at 6.39% . The interest rate swap serves as a cash flow hedge and protects against the effect of increases in interest rates on the hedged item. See Note 6 and Note 9 for more discussion.

The Federal Reserve Bank of San Francisco has advised the Company that the trust preferred securities are eligible as Tier 1 capital.

On November 7, 2008, the Bank entered into an informal memorandum of understanding (“MOU”) with the California Department of Financial Institutions (“DFI”) and the Federal Reserve Bank of San Francisco (“FRB”) to address certain weaknesses resulting from a regulatory examination by the DFI on February 25, 2008. Specifically, the Board of Directors of the Bank agreed to take certain actions under the MOU, including, among others, the following:: (1) to notify and obtain the consent of the DFI and FRB prior to adding any individual to the Bank’s Board of Directors or employing any individual as a Senior Executive Officer; (2) to implement and adhere to policies to improve the bank’s credit risk and lending function; (3) to maintain an appropriate allowance for loan and lease losses; (4) to implement and adhere to an improved liquidity monitoring program; (5) to develop and implement a three-year strategic plan that includes a comprehensive discussion of capital, liquidity, and the growth and composition of the loan and deposit portfolios; (6) to adopt a capital plan designed to maintain sufficient capital based on current and future capital growth needs; and, (7) to submit regular progress reports to the DFI and FRB. As of the date of this report, the Bank believes it is in compliance with the MOU.

The FRB and the DFI have the legal authority to impose formal enforcement actions against the Company and Bank upon determining that either or both entities have serious financial or managerial deficiencies or if the Bank fails to comply with the MOU. Enforcement actions can include, among other things, written agreements aimed at providing a framework for improving the financial condition and capital resources of the subject banking organization as well as cease and desist orders. If such actions are imposed and the Bank or the Company fails to comply with or breaches the requirements in the order or agreement, the regulators may take further action to remedy or resolve such failures or breaches. Imposition of such orders or agreements or any breaches could materially adversely impact funding and liquidity requirements or have other negative consequences on our Company.

NOTE 20 - DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Market value at Reporting Date Using

			Significant
		Quoted Prices in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs (Level	Inputs
Description	December 31, 2008	(Level 1)	2)	(Level 3)

Assets:
Available-for-sale securities	$ 6,335,000	$ 2,343,000	$ 3,992,000	$ -

Liabilities:
Derivatives	34,228,000	-	34,228,000	-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is determined when full payment under the loan terms is not expected to be probable. Impaired loans can be carried at the present value of estimated future cash flows using the current loan rate, or the fair value of collateral if the loan is collateral dependent. If the carrying value of loans has been determined based on observable market prices or fair values of collateral, these amounts fall within the scope of SFAS 157 as a fair value measurement. Each quarter, certain loans are identified for evaluation for impairment. For each of the loans identified as impaired, the fair value of the loans was determined using either the fair value of underlying collateral as determined by an independent appraiser using sales of comparable collateral or based upon the present value of future cash flows. This type of fair value measurement falls within the scope of Level 2 Inputs.

Assets Measured at Fair Value on a Nonrecurring Basis

		Fair Market value at Reporting Date Using

			Significant
		Quoted Prices in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs (Level	Inputs
Description	December 31, 2008	(Level 1)	2)	(Level 3)

Impaired Loans, net	$ 66,917,000	$ -	$66,917,000	$ -

NOTE 21 - SAN JOAQUIN BANCORP (Parent Company Only)

Balance Sheet

	December 31

	2007	2006

ASSETS
Cash and balances due from banks	$ 614,000	$ 486,000

Total Cash & Cash Equivalents	614,000	486,000

Investment in Subsidiaries	66,841,000	65,251,000
Interest receivable and other assets	853,000	1,000

TOTAL ASSETS	68,308,000	65,738,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Long-term debt	10,310,000	10,310,000
Accrued interest payable and other liabilities	1,626,000	-

Total Liabilities	11,936,000	10,310,000

Shareholders' Equity
Common stock	20,683,000	10,905,000
Additional paid-in capital - stock options	718,000	424,000
Retained earnings	37,576,000	45,452,000
Accumulated other comprehensive income	(2,605,000)	(1,353,000)

Total Equity Capital	56,372,000	55,428,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 68,308,000	$ 65,738,000

San Joaquin Bancorp (Parent Company Only) Continued

Income Statement

	Year to Date December 31
	2008	2007	2006

INCOME
Dividends from subsidiaries	$ 16,000	$ 22,000	$ 7,000
Interest on federal funds sold & interest-bearing balances	1,000	$ -	$ -

Total Income	17,000	22,000	7,000

EXPENSE
Interest on long-term debt	613,000	720,000	244,000
Professional expense	206,000	156,000	124,000
Other noninterest expense	27,000	30,000	11,000

Total Expense	846,000	906,000	379,000

Income (loss) Before Taxes	(829,000)	(884,000)	(372,000)
Applicable income taxes (benefit)	(432,000)	(309,000)	(130,000)

Net Income (loss) before equity in undistributed income of subsidiary	(397,000)	(575,000)	(242,000)

Equity in SJB Earnings	2,866,000	9,993,000	8,716,000

NET INCOME	$ 2,469,000	$ 9,418,000	$ 8,474,000

San Joaquin Bancorp was formed in 2006; therefore, no information prior to that date is presented above.

San Joaquin Bancorp (Parent Company Only) Continued

Statement of Cash Flows

	Year to Date December 31
	2008	2007	2006

Cash Flows From Operating Activities:
Net Income	$ 2,469,000	$ 9,418,000	$ 8,474,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries, less dividends	(1,667,000)	(8,662,000)	(8,716,000)
Net change in other assets	(852,000)	6,000	(7,000)
Net change in other liabilities	746,000	(4,000)	4,000

Total adjustments	(1,773,000)	(8,660,000)	(8,719,000)

Net Cash Provided by Operating Activities	696,000	758,000	(245,000)

Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	-	-	(10,010,000)

Net Cash Applied to Investing Activities	-	-	(10,010,000)

Cash Flows From Financing Activities:
Proceeds from advances from subsidiaries	-	-	10,310,000
Cash dividends paid	(1,074,000)	(952,000)	-
Proceeds from issuance of common stock	506,000	516,000	109,000

Net Cash Provided by Financing Activities	(568,000)	(436,000)	10,419,000

Net Increase in Cash and Cash Equivalents	128,000	322,000	164,000
Cash and cash equivalents, at beginning of period	486,000	164,000	-

Cash and Cash Equivalents, at End of Period	$ 614,000	$ 486,000	$ 164,000

NOTE 22 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

		2008

(dollars in thousands, except per share data)	4th	3rd	2nd	1st

Total Interest Income	$ 12,146	$ 12,303	$ 12,939	$ 14,103
Total Interest Expense	3,963	4,025	4,364	5,859

Net Interest Income	8,183	8,278	8,575	8,244
Provision for loan losses	3,445	12,871	218	110

Net Interest Income After
Loan Loss Provision	4,738	(4,593)	8,357	8,134

Total Noninterest Income	862	972	878	770
Total Noninterest Expense	3,979	4,584	4,534	4,387

Income Before Taxes	1,621	(8,205)	4,701	4,517
Income Taxes	62	(3,885)	2,058	1,930

NET INCOME	$ 1,559	$ (4,320)	$ 2,643	$ 2,587

Basic Earnings per Share	$ 0.40	$ (1.10)	$ 0.67	$ 0.66

Diluted Earnings per Share	$ 0.39	$ (1.07)	$ 0.65	$ 0.64

		2007

(dollars in thousands, except per share data)	4th	3rd	2nd	1st

Total Interest Income	$ 14,519	$ 14,422	$ 13,719	$ 12,997
Total Interest Expense	6,751	6,542	6,267	5,752

Net Interest Income	7,768	7,880	7,452	7,245
Provision for loan losses	225	225	225	225

Net Interest Income After
Loan Loss Provision	7,543	7,655	7,227	7,020

Total Noninterest Income	784	739	865	740
Total Noninterest Expense	4,104	4,191	4,076	3,851

Income Before Taxes	4,223	4,203	4,016	3,909
Income Taxes	1,729	1,851	1,659	1,694

NET INCOME	$ 2,494	$ 2,352	$ 2,357	$ 2,215

Basic Earnings per Share	$ 0.71	$ 0.67	$ 0.67	$ 0.63

Diluted Earnings per Share	$ 0.68	$ 0.64	$ 0.63	$ 0.59

	2006

(dollars in thousands, except per share data)	4th	3rd	2nd	1st

Total Interest Income	$ 12,562	$ 12,190	$ 11,340	$ 10,436
Total Interest Expense	5,437	4,927	4,027	3,437

Net Interest Income	7,125	7,263	7,313	6,999
Provision for loan losses	600	600	300	230

Net Interest Income After
Loan Loss Provision	6,525	6,663	7,013	6,769

Total Noninterest Income	841	725	853	656
Total Noninterest Expense	4,013	3,841	3,748	3,603

Income Before Taxes	3,353	3,547	4,118	3,822
Income Taxes	1,589	1,625	1,536	1,616

NET INCOME	$ 1,764	$ 1,922	$ 2,582	$ 2,206

Basic Earnings per Share	$ 0.51	$ 0.55	$ 0.74	$ 0.64

Diluted Earnings per Share	$ 0.47	$ 0.52	$ 0.69	$ 0.60

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13(a)–15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2008.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).Based on this evaluation, management concluded that as of December 31, 2008, the Company’s internal control over financial reporting was effective.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Federal Deposit Insurance Corporation and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and regulations during the year ended December 31, 2008.

Brown Armstrong Accountancy Corporation, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, herein, has issued an attestation report on the Company’s internal control over financial reporting.

Attestation Report of the Company’s Registered Public Accounting Firm

The independent registered public accounting firm of Brown Armstrong Accountancy Corporation, as auditors of San Joaquin Bancorp's consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework, issued by COSO, which has been presented in full in Item 8, “Financial Statements and Supplementary Data”, which is incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Directors is incorporated by reference from the information contained under the captions “Board of Directors and Committees” and “Proposal 1 – Election of Directors” in our Proxy Statement for the 2009 Annual Meeting. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for the 2009 Annual Meeting. Our Proxy Statement for the 2009 Annual Meeting will be filed pursuant to Regulation 14A of the Exchange Act.

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that applies to the Company’s executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. This Code of Ethics is filed as Exhibit 14.1 to this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information about Director and executive compensation required by this item is incorporated by reference from the information under the captions “Executive Compensation” and “Board of Directors Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2009 Annual Meeting which will be filed pursuant to Regulation 14A of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2009 Annual Meeting which will be filed pursuant to Regulation 14A of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the information under the caption “Related Person Transactions” in our Proxy Statement for the 2009 Annual Meeting. Information about director independence is incorporated by reference from the discussion under the heading “Board of Directors and Committees-Director Independence” in our Proxy Statement for the 2009 Annual Meeting which will be filed pursuant to Regulation 14A of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors is incorporated by reference from the information under the caption “Audit Fees” in Proposal 2, Ratification of Auditors, in our Proxy Statement for the 2009 Annual Meeting. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is also incorporated by reference from the section captioned “Audit Fees” in Proposal 2in our Proxy Statement for the 2009 Annual Meeting which will be filed pursuant to Regulation 14A of the Exchange Act.

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

	(iv)	Form of $6,000,000 Floating Rate Subordinated Note due 2019 dated April 5, 2004.

10.1*	San Joaquin Bancorp 2008 Stock Incentive Plan (incorporated herein by reference to Appendix C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed April 16, 2008)

10.2*	San Joaquin Bancorp Stock Option Plan. (Incorporated by reference from exhibit 10.1 filed with Form
10-K filed on March 16, 2007)

Exhibit
Number	Description of Exhibit

10.3*	San Joaquin Bancorp 1999 Stock Incentive Plan. (Incorporated by reference from exhibit 10.2 filed with Form 10-K filed on March 16, 2007)

10.4*	First amendment to the San Joaquin Bancorp 1999 Stock Incentive Plan. (Incorporated by reference from exhibit 10.3 filed with Form 10-K filed on March 16, 2007)

10.5*	Amended and Restated Executive Salary Continuation Agreement dated June 18, 2004 between San Joaquin Bank and Bruce Maclin (Incorporated by reference from exhibit 99.11 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.5(a)*	First Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 19, 2006 between San Joaquin Bancorp and Bruce Maclin. (Incorporated by reference from exhibit 10.6(a) filed with Form 10-K filed on March 16, 2007)

10.5(b)*	Second Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 29, 2008 between San Joaquin Bancorp and Bruce Maclin.

10.6*	Amended and Restated Executive Salary Continuation Agreement dated June 18, 2004 between San Joaquin Bank and Bart Hill (Incorporated by reference from exhibit 99.12 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.6(a)*	First Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 19, 2006 between San Joaquin Bancorp and Bart Hill. (Incorporated by reference from exhibit 10.7(a) filed with Form 10-K filed on March 16, 2007)

10.6(b)*	Second Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 29, 2008 between San Joaquin Bancorp and Bart Hill

10.7*	Amended and Restated Executive Salary Continuation Agreement dated June 13, 2003 between San Joaquin Bank and Stephen Annis (Incorporated by reference from exhibit 99.13 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.9(a)*	First Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 19, 2006 between San Joaquin Bancorp and Stephen Annis. (Incorporated by reference from exhibit 10.8(a) filed with Form 10-K filed on March 16, 2007)

10.7(b)*	Second Amendment to Amended and Restated Executive Salary Continuation Agreement dated
January 25, 2007 between San Joaquin Bancorp and Stephen Annis. (Incorporated by reference from exhibit 10.8(b) filed with Form 10-K filed on March 16, 2007)

10.7(c)*	Third Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 30, 2008 between San Joaquin Bancorp and Stephen Annis.

10.8*	Amended and Restated Executive Salary Continuation Agreement dated June 11, 2003 between San Joaquin Bank and John W. Ivy (Incorporated by reference from exhibit 99.14 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.8(a)*	First Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 19, 2006 between San Joaquin Bancorp and John Ivy. (Incorporated by reference from exhibit 10.9(a) filed with Form 10-K filed on March 16, 2007)

Exhibit
Number	Description of Exhibit

10.8(b)*	Second Amendment to Amended and Restated Executive Salary Continuation Agreement dated
January 25, 2007 between San Joaquin Bancorp and John Ivy. (Incorporated by reference from exhibit
10.9(b) filed with Form 10-K filed on March 16, 2007)

10.8(c)*	Third Amendment to Amended and Restated Executive Salary Continuation Agreement dated
December 30, 2008 between San Joaquin Bancorp and John Ivy.

10.9*	Change in Control Agreement dated January 28, 1999 between San Joaquin Bank and Bruce
Maclin (Incorporated by reference from exhibit 99.15 filed with Form 8-K 12(g)3 filed on
August 4, 2006).

10.9(a)*	First Amendment to Change in Control Agreement dated June 7, 2001 between San Joaquin
Bank and Bruce Maclin (Incorporated by reference from exhibit 99.16 filed with Form 8-
K12(g)3 filed on August 4, 2006).

10.9(b)*	Second Amendment to Change in Control Agreement dated April 30, 2003 between San
Joaquin Bank and Bruce Maclin (Incorporated by reference from exhibit 99.17 filed with
Form 8-K 12(g)3 filed on August 4, 2006).

10.10*	Change in Control Agreement dated January 28, 1999 between San Joaquin Bank and Bart
Hill (Incorporated by reference from exhibit 99.18 filed with Form 8-K 12(g)3 filed on
August 4, 2006).

10.10(a)*	First Amendment to Change in Control Agreement dated June 7, 2001 between San Joaquin
Bank and Bart Hill (Incorporated by reference from exhibit 99.19 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.10(b)*	Second Amendment to Change in Control Agreement dated April 30, 2003 between San
Joaquin Bank and Bart Hill (Incorporated by reference from exhibit 99.20 filed with Form 8-
K12(g)3 filed on August 4, 2006).

10.11*	Change in Control Agreement dated June 7, 2001 between San Joaquin Bank and Stephen Annis (Incorporated by reference from exhibit 99. 12 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.11(a)*	First Amendment to Change in Control Agreement dated April 30, 2003 between San Joaquin
Bank and Stephen Annis (Incorporated by reference from exhibit 99.22 filed with Form 8-
K12(g)3 filed on August 4, 2006)

10.12*	Change in Control Agreement dated June 7, 2001 between San Joaquin Bank and John W. Ivy
(Incorporated by reference from exhibit 99.23 filed with Form 8-K 12(g)3 filed on August 4,
2006).

10.12(a)*	First Amendment to Change in Control Agreement dated April 30, 2003 between San Joaquin
Bank and John W. Ivy (Incorporated by reference from exhibit 99.24 filed with Form 8-
K 12(g)3 filed on August 4, 2006).

10.13*	Statement relating to the payment of club dues for Executive Officers. (Incorporated by reference from exhibit 99.29 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.14*	Statement relating to the travel and entertainment allowance for Bruce Maclin and Bart Hill.

10.15*	Agreement dated December 19, 2008 between San Joaquin bank and Melvin D. Atkinson.
(Incorporated by reference from exhibit 10.1 filed with Form 8-K filed on December 23, 2008)

Exhibit
Number	Description of Exhibit

10.16	Agreement dated October 22, 2005 between San Joaquin Bank and Continental Stock Transfer and Trust
Company regarding the appointment of Continental Stock Transfer and Trust Company as the Bank's
transfer agent. (Incorporated by reference from exhibit 99.27 filed with Form 8-K 12(g)3 filed on August 4, 2006).

10.17	Guarantee Agreement, dated as of September 1, 2006, between San Joaquin Bancorp, as Guarantor, and
Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference from exhibit 10.2 filed with
Form 8-K filed on September 6, 2006).

10.18	Amended and Restated Declaration of Trust of San Joaquin Bancorp Trust #1, dated as of September 1, 2006. (Incorporated by reference from exhibit 10.3 filed with Form 8-K filed on September 6, 2006)
10.19	Purchase Agreement dated December 21, 2006 between San Joaquin Bancorp and The David R. Wilson
Revocable Trust Dated January 26, 1994 (Incorporated by reference from exhibit 10.1 filed with Form 8-K filed on March 12, 2007)

10.20	Purchase Agreement dated August 22, 2007 between Farmersville Village Grove Associates and Pacific West
Communities, Inc. (Incorporated by reference from exhibit 10.1 filed with Form 10-Q filed on November 9, 2007)

11.1	Statement re computation of per share earnings (Incorporated by reference from Note 1 and Note 15 to the Consolidated Financial Statements).
12.1	Statements re computation of ratios (Incorporated by reference from Item 8).
14.1	Code of Ethics. (Incorporated by reference from exhibit 14.1 filed with Form 10-K filed on March 16, 2007)
21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Brown Armstrong Accountancy Corporation with respect to financial statements of the Registrant.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) (17CFR 240.13a-14(a)) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) (17CFR 240.13a-14(a)) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract, compensatory plan, or arrangement.

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

March 13, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/S/ BRUCE MACLIN	Chairman of the Board and Chief Executive
Bruce Maclin	Officer (Principal Executive Officer)	March 13, 2009

/S/ BART HILL	President and Director	March 13, 2009
Bart Hill

/S/ STEPHEN M. ANNIS	Chief Financial Officer and Chief
Stephen M. Annis	Accounting Officer (Principal financial and	March 13, 2009
accounting officer)

/S/ DONALD S. ANDREWS	Director	March 13, 2009
Donald S. Andrews

/S/ MELVIN D. ATKINSON	Director	March 13, 2009
Melvin D. Atkinson

/S/ LOUIS J. BARBICH	Director	March 13, 2009
Louis J. Barbich

/S/ ROGERS BRANDON	Director	March 13, 2009
Rogers Brandon

/S/ JERRY CHICCA	Director	March 13, 2009
Jerry Chicca

/S/ ROBERT B. MONTGOMERY	Director	March 13, 2009
Robert B. Montgomery

/S/ VIRGINIA F. MOORHOUSE	Director	March 13, 2009
Virginia F. Moorhouse