Form 10-K/A
period 2008-12-31
SAN JOAQUIN BANCORP
filed 2009-03-25
CIK 1368883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009. This Amendment is being filed solely to correct an inadvertent error in Item 6, “Selected Financial Data” and to include information about the Company’s executive officers and code of ethics in Item 10, “Directors, Executive Officers and Corporate Governance”, which was inadvertently omitted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

This Amendment No. 1 on Form 10-K/A does not modify or update the disclosures set forth in the Original Filing, including the financial statements and notes to the financial statements set forth in the 2008 Form 10-K, other than as described above.

PART II

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

			At December 31,

(data in thousands, except per share data)	2008	2007	2006	2005	2004

Total Assets	$ 936,008	$ 868,728	$ 748,930	$ 627,098	$ 496,746
Cash & Due from banks	31,607	26,209	31,869	24,355	24,082
Federal Funds Sold	520	-	4,250	1,700	-
Securities available-for-sale	6,335	6,433	7,072	2,428	2,494
Securities held-to-maturity	89,177	106,858	140,822	167,636	122,912
Total Loans, gross	774,512	700,068	537,761	408,950	326,879
Allowance for loan losses	15,537	9,268	8,409	7,003	5,487
Deferred loan fees	1,514	1,610	1,353	1,550	1,023
Investment in real estate	513	577	643	710	686
Total deposits	767,458	716,073	642,654	575,533	442,976
Federal funds purchased and securities sold
under agreements to repurchase	-	-	-	-	8,663
FHLB Advances	48,400	61,800	32,200	-	-
Long-term debt and other borrowings	17,076	17,087	17,098	6,797	6,805
Total shareholders' equity	56,372	55,428	45,866	39,192	33,110

Selected Statement of Operations Data:	2008	2007	2006	2005	2004

Interest income	$ 51,491	$ 55,657	46,528	32,269	22,055
Interest expense	18,211	25,312	17,828	9,046	3,615
Net interest income before
provision for loan losses	33,280	30,345	28,700	23,223	18,440
Provision for loan losses	16,644	900	1,730	1,200	1,200
Net interest income after
provision for loan losses	16,636	29,445	26,970	22,023	17,240
Noninterest income	3,482	3,128	3,075	2,711	3,070
Noninterest expense	17,484	16,222	15,205	13,368	11,427
Income before taxes	2,634	16,351	14,840	11,366	8,883
Income tax expense	165	6,933	6,366	4,742	3,475
Net income	2,469	9,418	$ 8,474	$ 6,624	$ 5,408

Share Data:	2008	2007	2006	2005	2004

Net income per share (basic) (1)	$ 0.63	$ 2.43	$ 2.22	$ 1.76	$ 1.45
Net income per share (diluted) (1)	$ 0.61	$ 2.31	$ 2.08	$ 1.65	$ 1.36
Book Value per share (1)(2)	$ 14.32	$ 14.25	$ 11.96	$ 10.37	$ 8.86
Cash dividend per share (1)	$ 0.27	$ 0.25	$ 0.22	$ 0.20	$ 0.18
Weighted average common shares outstanding (1)	3,929,879	3,207,021	3,159,819	3,110,345	3,079,877
Period end shares outstanding (1)	3,936,529	3,214,838	3,169,293	3,123,542	3,087,395

1)	Reflects the effect of the 10% stock dividend paid on March 17, 2008.

2)	Shareholders' equity divided by shares outstanding

			At December 31,

Key Operating Ratios:	2008	2007	2006	2005	2004

Performance ratios:
Return on Average Equity (1)	4.21%	18.76%	19.48%	18.43%	17.69%
Return on Average Assets (2)	0.28%	1.21%	1.26%	1.18%	1.17%
Net interest spread (3)	3.38%	3.12%	3.47%	3.70%	4.06%
Net interest margin (4)	4.01%	4.20%	4.60%	4.51%	4.43%
Efficiency ratio (5)	47.56%	48.46%	47.85%	51.55%	53.12%
Net loans (6) to total deposits	98.70%	96.25%	82.16%	69.57%	72.32%
Dividend payout ratio (7)	42.86%	10.11%	9.84%	11.34%	12.50%
Average shareholders' equity to
average total assets	6.60%	6.45%	6.45%	6.41%	6.64%

Asset Quality Ratios:
Nonperforming and restructured loans
to total loans (8)	5.76%	0.73%	0.03%	0.18%	0.63%
Nonperforming and restructured assets
to total loans and OREO (9)	5.76%	0.73%	0.15%	0.35%	0.84%
Net charge-offs to average total loans	1.41%	0.01%	0.07%	0.17%	0.17%
Allowance for loan losses to total loans	2.01%	1.33%	1.57%	1.72%	1.68%
Allowance for loan losses to
nonperforming and restructured loans	34.89%	182.87%	5496.08%	963.27%	267.53%

Capital Ratios:
Tier 1 capital to adjusted total assets	7.68%	8.05%	8.24%	6.44%	6.66%
Tier 1 capital to total risk weighted assets	8.27%	8.49%	9.16%	8.03%	8.68%
Total capital to total risk weighted assets	10.25%	10.43%	11.37%	10.51%	11.50%

1)	Net income divided by average shareholders' equity.

2)	Net income divided by average assets.

3)	Dollar weighted average interest income yield less dollar weighted average interest expense rate.

4)	Net interest income divided by average interest-earning assets.

5)	Noninterest expense as a percentage of the sum of net interest income before provision for loan losses and noninterest income excluding securities gains and losses.

6)	Total gross loans less the allowance for loan losses, deferred fees and related costs.

7)	Dividends declared per share as a percentage of net income per share.

8)	Nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

9)	Nonperforming assets consist of nonperforming and restructured loans and other real estate owned (OREO).

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

Executive Officers

The executive officers of San Joaquin Bancorp and San Joaquin Bank serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of Shareholders. It is anticipated that each of the executive officers listed below will be reappointed to serve in such capacities at that meeting.

Name of Executive Bruce Maclin

Position

Mr. Maclin, age 67, has served as the Chairman of the Board of Directors and Chief Executive Officer of Bancorp since 2006. He has been the Chairman of the Board of the Bank since 1980 and has served in an executive capacity since 1995. Mr. Maclin graduated from University of California at Berkeley (A.B. 1964) and the University of California at Berkeley School of Law (Boalt Hall) (J.D. 1967).

Bart Hill

Mr. Hill, age 59, has served as a Director and the President of Bancorp since 2006. He has been the Bank’s President and Chief Executive Officer and served as a member of the Bank’s Board of Directors since 1987. Mr. Hill earned a B.A. in Economics at University of California, Santa Barbara, and an M.S. in Agriculture Economics at University of California, Davis. Mr. Hill serves as a member of the board of directors of The Bakersfield Californian.

Stephen M. Annis

Mr. Annis, age 61, has been the Executive Vice President, Chief Financial Officer and Corporate Secretary of Bancorp since 2006. He has been employed by the Bank since 1986 and currently serves as the Bank’s Executive Vice President, Chief Financial Officer and Corporate Secretary. Mr. Annis graduated Magna Cum Laude from Pepperdine University, earning a Bachelor’s degree in Administrative Science and Master’s degree in Business Administration. Mr. Annis also holds a California Community College Instructor’s Credential in Business and Industrial Management. In June 2001, Mr. Annis was awarded the Certified Risk Professional (CRP) designation conferred by The Bank Administration Institute.

John Ivy

Mr. Ivy, age 63, has been employed by the Bank since 1982 and currently serves as the Bank’s Executive Vice President and Chief Credit Officer. Mr. Ivy received his B.A. in Economics from University of California, Los Angeles.

The Bancorp has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer. This Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K.

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

March 24, 2009	SAN JOAQUIN BANCORP By: /S/ BRUCE MACLIN Chief Executive Officer