Form 10-Q
period 2009-03-31
SAN JOAQUIN BANCORP
filed 2009-05-11
CIK 1368883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: No par value Common Stock: 3,936,529 shares outstanding at May 5, 2009

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Consolidated Balance Sheets
	March 31, 2009 and December 31, 2008	1
	Consolidated Statements of Income
	Three month periods ended March 31, 2009 and 2008	2
	Consolidated Statements of Cash Flows
	Three month periods ended March 31, 2009 and 2008	3
	Notes to Unaudited Consolidated Financial Statements	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4.	CONTROLS AND PROCEDURES	33

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	35
ITEM 1A.	RISK FACTORS	35
ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	37
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	37
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37
ITEM 5.	OTHER INFORMATION	37
ITEM 6.	EXHIBITS	38

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

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control or ability to predict-- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and past results should not be considered an indication of our future performance. Some of these risk factors include, but are not limited to: certain credit, market, operational, liquidity and regulatory risks associated with our business as well as price volatility, availability of credit, illiquid markets, reputational risks, changes in business or economic conditions internationally, nationally or in California, changes in the interest rate environment, access to and the cost of capital, potential acts of terrorism and actions taken in response; fluctuations in asset prices including, but not limited to, stocks, bonds, commodities or other securities, and real estate; volatility of rate sensitive deposits and investments; concentrations of real estate collateral securing many of our loans; deterioration in the credit quality of some of our borrowers, rising unemployment rates, operational risks including data processing system failures and fraud; accounting estimates and judgments; compliance costs associated with regulatory requirements and the internal control structure and procedures for financial reporting; changes in the securities markets; and, inflationary factors. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors and Cautionary Factors That May Affect Future Results” in Item 1A and elsewhere in our most recent annual report on Form 10-K and in Part II, Item 1A of this report, under the caption “Risk Factors”.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in future periodic reports on Form 10-Q and current reports on Form 8-K filed with the SEC. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
	March 31, 2009	December 31, 2008

ASSETS
Cash and due from banks	$ 31,998,000	$ 31,607,000
Interest-bearing deposits in banks	1,625,000	568,000
Federal funds sold	-	520,000

Total cash and cash equivalents	33,623,000	32,695,000
Investment securities:
Held-to-maturity (market value of $62,964,000 and
$88,663,000 at March 31, 2009 and December 31, 2008, respectively)	62,766,000	89,177,000
Available-for-sale	6,421,000	6,335,000

Total Investment Securities	69,187,000	95,512,000
Loans, net of unearned income	755,910,000	772,998,000
Allowance for loan losses	(25,366,000)	(15,537,000)

Net Loans	730,544,000	757,461,000
Premises and equipment	14,078,000	13,345,000
Investment in real estate	-	513,000
Interest receivable and other assets	41,012,000	36,482,000

TOTAL ASSETS	$ 888,444,000	$ 936,008,000

LIABILITIES
Deposits:
Noninterest-bearing	$ 167,568,000	$ 172,317,000
Interest-bearing	603,166,000	595,141,000

Total Deposits	770,734,000	767,458,000
Short-term borrowings	5,500,000	48,400,000
Long-term debt and other borrowings	16,310,000	17,076,000
Accrued interest payable and other liabilities	42,752,000	46,702,000

Total Liabilities	835,296,000	879,636,000

SHAREHOLDERS' EQUITY
Common stock, no par value - 20,000,000 shares authorized;
3,936,529 and 3,936,529 issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	20,683,000	20,683,000
Additional paid-in capital	792,000	718,000
Retained earnings	34,006,000	37,576,000
Accumulated other comprehensive income (loss)	(2,333,000)	(2,605,000)

Total Shareholders' Equity	53,148,000	56,372,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 888,444,000	$ 936,008,000

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Year to date March 31

	2009	2008

INTEREST INCOME
Loans (including fees)	$ 9,321,000	$ 12,943,000
Investment securities:
Taxable investment securities	559,000	1,114,000
Tax-exempt investment securities	38,000	38,000
Fed funds & other interest-bearing balances	5,000	8,000

Total Interest Income	9,923,000	14,103,000

INTEREST EXPENSE
Deposits	3,085,000	5,071,000
Short-term borrowings	31,000	510,000
Long-term borrowings	234,000	278,000

Total Interest Expense	3,350,000	5,859,000

Net Interest Income	6,573,000	8,244,000
Provision for loan losses	10,688,000	110,000

Net Interest Income After Loan Loss Provision	(4,115,000)	8,134,000

NONINTEREST INCOME
Service charges & fees on deposits	362,000	257,000
Other customer service fees	220,000	264,000
Gain on sale of real estate & other assets	781,000
Gain on sale of available-for-sale securities	146,000
Other	106,000	249,000

Total Noninterest Income	1,615,000	770,000

NONINTEREST EXPENSE
Salaries and employee benefits	2,078,000	2,756,000
Occupancy	222,000	235,000
Furniture & equipment	384,000	288,000
Promotional	171,000	173,000
Professional	383,000	319,000
Other	1,462,000	616,000

Total Noninterest Expense	4,700,000	4,387,000

Income (Loss) Before Taxes	(7,200,000)	4,517,000
Income Taxes	(3,630,000)	1,930,000

NET INCOME (LOSS)	$ (3,570,000)	$ 2,587,000

Basic Earnings per Share	$ (0.91)	$ 0.66

Diluted Earnings per Share	$ (0.91)	$ 0.64

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Year to date March 31

	2009	2008

Cash Flows From Operating Activities:
Net Income	$ (3,570,000)	$ 2,587,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for possible loan losses	10,688,000	110,000
Depreciation and amortization	238,000	223,000
Stock-based compensation expense	74,000	71,000
Net gain on sale of real estate & other assets	(781,000)	-
Deferred income taxes	(5,226,000)	(87,000)
Net amortization (accretion) of investment securities	19,000	11,000
Increase in interest receivable and other assets	744,000	48,000
Increase in accrued interest payable and other liabilities	847,000	672,000

Total adjustments	6,603,000	1,048,000

Net Cash Provided by Operating Activities	3,033,000	3,635,000

Cash Flows From Investing Activities:
Proceeds from maturing and called investment securities	26,306,000	16,749,000
Net increase in loans made to customers	11,656,000	(52,081,000)
Net additions to premises and equipment	323,000	(169,000)

Net Cash Applied to Investing Activities	38,285,000	(35,501,000)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	(9,241,000)	7,351,000
Net increase (decrease) in certificates of deposit	12,517,000	8,708,000
Net increase (decrease) in short-term borrowings	(42,900,000)	14,300,000
Payments on long-term debt and other borrowings	(766,000)	(3,000)
Proceeds from long term debt and other borrowings	-	-
Cash dividends paid	-	(1,074,000)
Proceeds from issuance of common stock	-	390,000

Net Cash Provided by Financing Activities	(40,390,000)	29,672,000

Net Increase (Decrease) in Cash and Cash Equivalents	928,000	(2,194,000)
Cash and Cash Equivalents, at Beginning of Period	32,695,000	26,928,000

Cash and Cash Equivalents, at End of Period	$ 33,623,000	$ 24,734,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$ 3,131,000	$ 5,241,000

Income taxes	$ -	$ -

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

San Joaquin Bancorp (the “Company”) is a California corporation registered as a bank holding company subject to the regulatory oversight of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Bakersfield, California. In July 2006, the Company acquired all of the outstanding shares of San Joaquin Bank (the “Bank”). The Bank is an FDIC insured, California state-chartered bank, and a member of the Federal Reserve System that commenced operations in December 1980. The Bank has four branches. Three branches are in Bakersfield and one is in Delano, California. The Company's primary market area is Kern County, California.

In 1987, the Bank formed a subsidiary, Kern Island Company, to acquire, develop, sell or operate commercial or residential real property located in the Company's market area. In 1993, the Bank formed a limited partnership, Farmersville Village Grove Associates (a California limited partnership), to acquire and operate low-income housing projects under the auspices of the Rural Economic and Community Development Department (formerly Farmers Home Administration), United States Department of Agriculture. Kern Island Company is the 5% general partner and the Bank is the 95% limited partner. The company’s investment in Kern Island Company and Farmersville Village Grove Associates is included in “Investment in real estate” on the balance sheet. During the first quarter of 2009, Farmersville Village Grove Associates sold all of its real estate.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required for audited financial statements. In the opinion of Management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2009 and December 31, 2008, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three month periods ended March 31, 2009 and 2008.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as well as other information included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the three month periods ended March 31, 2009 and 2008 may not necessarily be indicative of the operating results for the full year.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of Statement No. 133 (SFAS No. 161). SFAS No. 161 enhances disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation has adopted SFAS No. 161 in connection with its financial statements for the quarter ending March 31, 2009. Disclosure information required by this pronouncement is included in Note 5 to these financial statements.

On April 9, 2009, the FASB finalized four FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The four FSPs are as follows:

  FSP “SFAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.
  FSP “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements.”
  FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-temporary impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.
  FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Company elected not to adopt any of the above positions early. The Company has not completed its evaluation of the impact of these standards on its results of operation and financial position.

Cash Dividend

The Company’s Board of Directors has announced it will suspend dividends for 2009 to enhance capital growth.

There are 20,000,000 shares of common stock, no par value, authorized. There were 3,936,529 and 3,936,529 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively. The Company also has 5,000,000 authorized shares of preferred stock, with 0 shares outstanding.

NOTE 2. STOCK COMPENSATION

Effective January 1, 2006, the Company adopted the requirements of SFAS 123R on a prospective basis. Compensation expense was $71,000 and $57,000 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

Loans by major category consist of the following:

	March 31, 2009	December 31, 2008

Commercial and industrial loans	$ 79,610,000	$ 84,998,000
Real estate loans
Construction and land development	187,709,000	196,371,000
Secured by residential properties	37,127,000	33,202,000
Secured by farmland	62,706,000	65,283,000
Secured by commercial properties	364,014,000	363,128,000
Consumer loans	4,675,000	4,719,000
Loans to finance agricultural production	19,754,000	25,080,000
All other loans	1,609,000	1,731,000

	757,204,000	774,512,000
Less: Allowance for possible loan losses	25,366,000	15,537,000
Less: Deferred loan fees	1,294,000	1,514,000

Net Loans	$ 730,544,000	$ 757,461,000

At March 31, 2009 and December 31, 2008, loans included fair value adjustments of $28,033,000 and $32,606,000, respectively, for loans hedged in accordance with SFAS No. 133.

At March 31, 2009 and December 31, 2008, the Company had loans amounting to approximately $105,458,000 and $89,934,000, respectively, which were specifically classified as loans that, when based upon current information and events, it is possible that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At these dates, classified loans included $61,589,000 and $66,917,000 in impaired loans, respectively.

Under generally accepted accounting principles, a loan is considered impaired when, based on current information and events, it is probable that we may be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Under some circumstances, a loan which is deemed impaired may still perform in accordance with its contractual terms. Loans that are considered impaired are generally placed on nonaccrual status unless the loan is well secured and in the process of collection.

The following table presents summary information relating to loan impairment and the allowance for loan losses:

	March 31, 2009	December 31, 2008

Loans not determined to be impaired	$ 695,615,000	$ 707,595,000

Recorded investment in impaired loans:
Impaired loans with a specific valuation allowance	45,399,000	21,158,000
Impaired loans without a specific valuation allowance	16,190,000	45,759,000

Total Impaired Loans	61,589,000	66,917,000

Unearned income	(1,294,000)	(1,514,000)

Total loans, net of unearned income	755,910,000	772,998,000

General provision for probable loan losses under SFAS 5	(14,080,000)	(13,007,000)
Valuation allowance related to impaired loans under SFAS 114	(11,286,000)	(2,530,000)

Total allowance for loan losses	(25,366,000)	(15,537,000)

Net Loans	$ 730,544,000	$ 757,461,000

Changes in the allowance for loan losses are as follows:

	Quarter Ended March 31

	2009	2008

Beginning Balance	$ 15,537,000	$ 8,831,000
Provision charged to expense	10,688,000	225,000
Loans charged off	(867,000)	(2,000)
Recoveries	8,000	9,000

Ending Balance	$ 25,366,000	$ 9,063,000

The following is a summary of information pertaining to impaired loans:

	March 31, 2009	December 31, 2008

Impaired loans with specific valuation allowance	$ 45,399,000	$ 21,158,000
Valuation allowance related to impaired loans	(11,286,000)	(2,530,000)
Impaired loans without specific valuation allowance	16,190,000	45,759,000

Impaired loans, net of valluation allowance	$ 50,303,000	$ 64,387,000

The valuation allowance represents the portion of the recorded investment in impaired loans that the company believes is probable that will not be collectible. When losses relating to impaired loans are confirmed, they are charged against the valuation allowance included in the allowance for loan losses.

	March 31, 2009	March 31, 2008

Average investment in impaired loans for the period	$ 65,081,000	$ 4,446,000
Interest recognized during the period for impaired loans	179,000	-
Interest recognized on a cash basis during the period for impaired
loans	-	-

Interest income on impaired loans is recognized as earned on an accrual basis except for impaired loans that have been placed on nonaccrual status. $44,471,000 of the loans disclosed above were on nonaccrual status at March 31, 2009 compared to $44,134,000 at December 31, 2008. Interest income received on nonaccrual impaired loans is recognized as received on a cash basis.

At March 31, 2009, approximately $6,425,000 in additional funds were committed to be advanced in connection with impaired loans.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair Market value at Reporting Date Using

		Quoted Prices in Active		Significant
		Markets for Identical	Significant Other	Unobservable
		Assets	Observable	Inputs
Description	March 31, 2009	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Available-for-sale securities	$ 6,421,000	$ 2,438,000	$ 3,983,000	$ -

Liabilities:
Derivatives	29,418,000	-	29,418,000	-

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is determined when full payment under the loan terms is not expected to be probable. Impaired loans can be carried at the present value of estimated future cash flows using the current loan rate, or the fair value of collateral if the loan is collateral dependent. If the carrying value of loans has been determined based on observable market prices or fair values of collateral, these amounts fall within the scope of SFAS 157 as a fair value measurement. During the first quarter of 2009, certain loans were evaluated for impairment. In each case, the fair value of the loans was determined using the fair value of collateral as determined by an independent real estate appraiser using sales of comparable collateral. This valuation falls within the scope of Level 2 Inputs based upon value determination using the highest-and-best-use concept explained in SFAS 157.

Assets Measured at Fair Value on a Nonrecurring Basis

Fair Market value at Reporting Date Using

		Quoted Prices in Active		Significant
		Markets for Identical	Significant Other	Unobservable
		Assets	Observable	Inputs
Description	March 31, 2009	(Level 1)	Inputs (Level 2)	(Level 3)

Impaired Loans, net	$ 50,303,000	$ -	$ 50,303,000	$ -

NOTE 5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments in the form of interest rate swap agreements as a means of reducing volatility of certain asset and liability values caused by changes in interest rates. Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheet as “Interest receivable and other assets” or “Accrued interest payable and other liabilities.”

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through collateral requirements, credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers.

Interest Rate Risk Management - Cash Flow Hedging Instruments

The Company has one interest rate swap agreement with a third party to manage the interest rate change risk that may affect the amount of interest expense of our $10,000,000 variable-rate junior subordinated note. The interest rate swap agreement is a derivative financial instrument that qualifies as a cash flow hedge and is accounted for using the critical terms matched method under SFAS 133. Under an interest rate swap agreement, we agree to pay a series of fixed payments in exchange for receiving a series of floating rate payments based upon the three-month LIBOR from the third party.

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

At March 31, 2009, we had interest rate swap agreements that qualified as cash flow hedges on $10,000,000 notional amount of indebtedness. The fair value of the interest rate swaps that qualified as cash flow hedges was a liability of $1,386,000 and is included with accrued interest payable and other liabilities on the balance sheet. The net gain or loss on the ineffective portion of this interest rate swap agreement was not material for the year ended March 31, 2009. There were no agreements outstanding at March 31, 2008.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At March 31, 2009, 100% of San Joaquin Bancorp’s ownership interest in San Joaquin Bank was pledged by us as collateral for interest rate swap agreements.

Interest Rate Risk Management - Fair Value Hedging Instruments

The Company originates fixed and variable-rate loans. Fixed-rate loans expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate loan portfolio. It is the Company’s objective to hedge the change in fair value of fixed-rate loans at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in value of the loans due to changes in expected interest rate assumptions. The Company utilizes interest rate swap agreements that provide for a series of fixed rate payments in exchange for receiving a series of floating rate payments based on the one-month or six-month LIBOR. These swap agreements are accounted for using both the short-cut method and long-haul method under SFAS 133 as the designation requires for each separate agreement. The Company believes it is economically prudent to keep hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement. For those loans management decides to hedge, hedging relationships are established on a loan-by-loan basis at the time the loan is originated.

As of March 31, 2009, we had interest rate swap agreements on $193,244,000 notional amount of indebtedness as compared to $194,560,000 at December 31, 2008. As of March 31, 2009 and 2008, the fair value of the swaps was a liability of $28,032,000 and $32,602,000, respectively, and is included with other liabilities on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the fixed-rate loans. The ineffective portion of the interest rate swap agreements was a $3,000 loss in 2009 compared to a $6,000 gain in 2008. The ineffectiveness was recognized as an adjustment to noninterest expense for the each of the respective periods.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At March 31, 2009, investment securities with a market value of $32,424,000 were pledged by us as collateral for interest rate swap agreements.

March 31, 2009	Liability Derivatives

	Balance Sheet	Fair Value
	Location

Derivatives Designated as Hedging Instruments Under SFAS 133:
Interest rate contracts	Accrued interest payable and other liabilities	29,418,000

Total Derivatives Designated as Hedging Instruments Under SFAS 133		29,418,000

March 31, 2009	Location of Gain	Amount of Gain	Location of Gain	Amount of Gain
	or (Loss)	or (Loss)	or (Loss)	or (Loss)
	Recognized in	Recognized in	Recognized in	Recognized in
	Income on	Income on	Income on	Income on
	Derivative	Derivative	Derivative	Derivative
			(Ineffective	(Ineffective
			Portion)	Portion)

Derivatives in SFAS 133 Fair
Value Hedging Relationships:
Interest Rate Contracts	Interest income	(2,026,000)	Noninterest	(3,000)
expense

Total		(2,026,000)		(3,000)

March 31, 2009	Amount of Gain	Location of	Amount of Gain	Location of	Amount of Gain
	or (Loss)	Gain or (Loss)	or (Loss)	Gain or (Loss)	or (Loss)
	Recognized in	Reclassified	Reclassified	Recognized in	Recognized in
	OCI on	from OCI into	from OCI into	Income on	Income on
	Derivative	Income	Income	Derivative	Derivative
		(Effective	(Effective	(Ineffective	(Ineffective
		Portion)	Portion)	Portion)	Portion)

Derivatives in SFAS 133 Cash
Flow Hedging Relationships:
Interest Rate Contracts	(751,000)	Interest expense	(83,000)	-	-

Total	(751,000)		(83,000)		-

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $158,793,000 and standby letters of credit of approximately $3,813,000, at March 31, 2009. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $42,341,000 of loan commitments outstanding at March 31, 2009 related to construction loans secured by real estate. The remaining commitments primarily relate to revolving lines of credit or commercial loans or other unused commitments, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

NOTE 7. EARNINGS PER SHARE

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the three month periods ended March 31 is reconciled as follows:

	Quarter Ended March 31
	2009	2008

Basic Earnings per Share:
Net income	($3,570,000)	$2,587,000
Weighted average common shares outstanding	3,937,000	3,914,000

Basic Earnings per Share	($0.91)	$0.66

Diluted Earnings per Share:
Net income	($3,570,000)	$2,587,000
Weighted average common shares outstanding	3,937,000	3,914,000
Dilutive effect of outstanding options	0	139,000

Weighted average common shares outstanding - Diluted	3,937,000	4,053,000

Diluted Earnings per Share	($0.91)	$0.64

NOTE 8. COMPREHENSIVE INCOME

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

	Year to Date March 31
	2009	2008

Net Income	($3,570,000)	$2,587,000
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) arising during the period on cash flow hedges	130,000	9,000
Unrealized holding gains (losses) arising during the period on securities	48,000	54,000
Unamortized post-retirement benefit obligation	94,000	53,000

Other Comprehensive Income (loss)	272,000	116,000

Total Comprehensive Income	($3,298,000)	$2,703,000

NOTE 9. POST RETIREMENT BENEFITS

In accordance with SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", the Company provides the following interim disclosure related to its post-retirement benefit plan. The following table sets forth the effects of net periodic benefit cost for the three months ended March 31:

	Quarter to Date March 31
	2009	2008

Service Cost	$ 5,000	$ 74,000
Interest Cost	155,000	132,000
Amortization of Unrecognized Prior Service Costs	77,000	78,000
Amortization of Net Obligation at Transition	-	-
Amortization of Unrecognized (Gains) and Losses	96,000	9,000

Net Periodic Pension and Post-Employment Benefits Cost	$ 333,000	$ 293,000

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

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control -- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, among others, certain credit, market, operational, liquidity and regulatory risks associated with our business as well as price volatility, availability of credit, illiquid markets, reputatational risks, changes in business or economic conditions internationally, nationally or in California, changes in the interest rate environment, access to and the cost of capital, potential acts of terrorism and actions taken in response; fluctuations in asset prices including, but not limited to, stocks, bonds, commodities or other securities, and real estate; volatility of rate sensitive deposits and investments; concentrations of real estate collateral securing many of our loans; deterioration in the credit quality of some of our borrowers, rising unemployment rates, operational risks including data processing system failures and fraud; accounting estimates and judgments; compliance costs associated with regulatory requirements and the internal control structure and procedures for financial reporting; changes in the securities markets; and, inflationary factors. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors and Cautionary Factors That May Affect Future Results” in Item 1A and elsewhere in our most recent Annual Report on Form 10-K and in Part II, Item 1A of this report, under the caption “Risk Factors”.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in future periodic reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. The results of operations for the three-month periods ended March 31, 2009 and 2008 may not necessarily be indicative of the operating results for the full year.

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

General Overview

For the first quarter of 2009, we primarily focused on these key elements: asset quality, liquidity, and capital adequacy. These areas are considered most important due to the current state of the economy and real estate market. While some positive indicators such as housing starts and existing home sales have shown slight improvement, other economic indicators such as unemployment and GDP continue to show that the recession has not ended.

During the quarter, we recognized additional impairment of classified construction loans due to reduced collateral values based upon appraisals received during the quarter. Our earnings continue to be adversely impacted due to placement of loans on nonaccrual status and additions to our allowance for loan losses. We anticipate that loan and deposit growth will slow or contract during 2009 as we focus on improving our asset quality and funding base, preserving capital, and maintaining liquidity. Deposits increased slightly in the first quarter of 2009 primarily because of the Certificate of Deposit Account Registry Service (CDARS) product offered by the Bank, which allows larger depositors (with accounts greater than $250,000) to receive FDIC deposit insurance coverage of up to $50 million. Liquidity remained sufficient throughout the quarter because of the diversity of liquidity sources available and maturing investment securities. The Company’s capital ratios remained in the well-capitalized category at March 31, 2009. Capital ratios were enhanced by the reduction in assets from December 31, 2008. In the first quarter of 2009, our management continued to implement elements of the strategic plan designed primarily to strengthen capital, improve liquidity, and manage classified loans and credit risk.

On April 7, 2009 the Company and its wholly owned banking subsidiary mutually agreed to enter into a joint written agreement with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. See the section below entitled “Regulatory Matters” for more information.

Financial Overview

At March 31, 2009, we had total consolidated assets of $888,444,000, a decrease of 5.1% compared to $936,008,000 at year-end 2008, total consolidated net loans of $730,844,000, a decrease of 3.6% compared to $757,461,000 at year-

end 2008, total consolidated deposits of $770,734,000, an increase of 0.4% over $767,458,000 at year-end 2008, and consolidated shareholders’ equity of $53,147,000, a decrease of 5.7% compared to $56,372,000 at year-end 2008.

We reported a quarterly net loss of $3,570,000 for the first quarter of 2009 compared to net income of $2,587,000 reported in the first quarter of 2008 a decrease of $6,157,000 or 238.0% . Diluted earnings per share were $(0.91) for the first quarter of 2009 and $0.64 for the first quarter of 2008. For the first quarter of 2009, the annualized return on average equity (ROAE) and return on average assets (ROAA) were -25.37% and -1.58%, respectively, compared to 18.39% and 1.18%, respectively, for the same period in 2008. During the first three months of 2009, net income decreased primarily due to an increase in the amount of the provision for loan losses of $10,578,000 ($5,729,000, net of taxes) of which $1,822,000 was allocated to the general reserve and $8,756,000 allocated as a specific valuation reserve based upon the identification during the quarter of additional loan impairment. The remainder of the decrease was from various sources including a decline in interest income for loans placed on nonaccrual, an increase in FDIC deposit insurance expense, and various other items.

The following table provides a summary of the major elements of income and expense for the periods indicated:

Condensed Comparative Income Statement (unaudited)

	Quarter Ended March 31

	2009	2008	% Change

Interest Income	$9,923,000	$14,103,000	-29.64%
Interest Expense	3,350,000	5,859,000	-42.82%

Net Interest Income	6,573,000	8,244,000	-20.27%
Provision for Loan Losses	10,688,000	110,000	9616.36%

Net interest income after
provision for loan losses	(4,115,000)	8,134,000	-150.59%
Noninterest Income	1,615,000	770,000	109.74%
Noninterest Expense	4,700,000	4,387,000	7.13%

Income Before Taxes	(7,200,000)	4,517,000	-259.40%
Provision For Income Taxes	(3,630,000)	1,930,000	-288.08%

Net Income	$ (3,570,000)	$ 2,587,000	-238.00%

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following two tables provide a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

		Quarter Ended March 31

(unaudited)(dollars in thousands)	2009			2008

			Avg	Avg		Avg
	Avg Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Earning assets:
Loans (1)	$ 767,940	$ 9,321	4.92%	$ 721,458	$ 12,943	7.22%
Taxable investments	79,360	559	2.86%	101,241	1,114	4.43%
Tax-exempt investments(2)	4,060	38	3.80%	4,060	38	3.76%
Fed funds sold and other
interest-bearing balances	4,321	5	0.47%	1,659	8	1.94%

Total earning assets	855,681	9,923	4.70%	828,418	14,103	6.85%

Cash & due from banks	29,390			24,151
Other assets	33,975			32,491

Total Assets	$ 919,046			$ 885,060

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 227,454	$ 951	1.70%	$ 280,636	2,498	3.58%
Savings	150,214	784	2.12%	198,713	1,734	3.51%
Time deposits	229,979	1,350	2.38%	92,437	839	3.65%
Other borrowings	39,980	265	2.69%	80,197	788	3.95%

Total interest-bearing liabilities	647,628	3,350	2.10%	651,983	5,859	3.61%

Noninterest-bearing deposits	167,304			157,164
Other liabilities	47,501			19,328

Total Liabilities	862,433			828,475

SHAREHOLDERS' EQUITY
Shareholders' equity	57,063			56,585

Total Liabilities and
Shareholders' Equity	$ 919,496			$ 885,060

Net Interest Income and
Net Interest Margin (3)		$ 6,573	3.12%		$ 8,244	4.00%

1)	Loan interest income includes fee income of $307,000 and $436,000 for the three months ended March 31, 2009 and 2008, respectively. Average balance of loans includes average deferred loan fees of $1,392,000 and $1,640,000 for the three months ended March 31, 2009 and 2008, respectively. The average balance of nonaccrual loans of approximately $44,162,000 has been included in net loans. Certain loans in 2009 and 2008 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

The following table sets forth changes in interest income and interest expense segregated for major categories of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume, and changes in rates. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

	Quarter Ended March 31
	2009 over 2008

(unaudited)(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	765	(4,387)	(3,622)
Taxable investment securities	(210)	(345)	(555)
Tax-exempt investment securities (2)	0	0	0
Fed funds sold and other interest-bearing balances	6	(9)	(3)

Total	561	(4,741)	(4,180)

Interest-Bearing Liabilities:
NOW and money market accounts	(410)	(1,137)	(1,547)
Savings deposits	(362)	(588)	(950)
Time deposits	883	(372)	511
Other borrowings	(319)	(204)	(523)

Total	(208)	(2,301)	(2,509)

Interest Differential	769	(2,440)	(1,671)

1)	Loan interest income includes fee income of $307,000 and $436,000 for the three months ended March 31, 2009 and 2008, respectively. Certain loans in 2009 and 2008 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

Net interest income, before provision for loan loss, was $6,573,000 for the quarter ended March 31, 2009 compared to $8,244,000 for the quarter ended March 31, 2008, a decrease of $1,671,000, or 20.3% .

Interest Income - First quarter 2009 Compared to 2008

Total interest income for the quarter ended March 31, 2009 was $9,923,000 compared to $14,103,000 for the quarter ended March 31, 2008, a decrease of $4,180,000 or 29.6% . Changes in interest income are, generally, the result of changes in the average balances and changes in average yields on earning assets. The decline in interest income was primarily the result of a reduction of the prime lending rate from 5.25% at March 31, 2008 to 3.25% at March 31, 2009. Increases in loans placed on nonaccrual also contributed to the decrease in interest income in the amount of $784,000. The effects on interest income related to changes in volume of assets and changes in rates are included in the Summary of Changes in Interest Income and Expense above. During the first quarter of 2009, total average earning assets were $855,681,000 compared to $828,418,000 during the first quarter of 2008, an increase of $27,264,000, or 3.3% . During the same period, the average rate received on earning assets decreased from 6.85% to 4.70%, or 215 basis points. Of the decrease in interest income, $4,741,000 was due to variances in the average rate earned on earning assets which was partially offset by an increase of $561,000 due to variances in the average balances of earning assets. Loans were the component of earning assets that contributed the majority of the decrease in interest income. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the first quarter of 2009, average loans, net of deferred fees and costs, were $767,940,000 compared to $721,458,000 during the first quarter of 2008, an increase of $46,482,000, or 6.4% . Of the increase, $20,936,000 was from net loan originations and $25,546,000 was from the net increase in fair value of loans hedged through interest rate swap agreements. Generally, as the interest rate swap index rate, 1-month LIBOR, declines, the fair value of loans hedged increases. This increased volume of loans resulted in an increase in interest earned on average loans of $765,000 during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. During this same time period, the average yield earned on average loans decreased from 7.22% to 4.92% . This 230 basis point decrease in average yield resulted in a decrease of $4,387,000 in interest earned on average net loans during the first quarter of 2009 compared to the first quarter of 2008. The net result was a decrease of $3,622,000 in interest earned on average net loans during the first quarter of 2009 compared with the same period of 2008.

Average taxable investment securities during the first quarter of 2009 were $79,360,000 compared to $101,241,000 during the same period of 2008, a decrease of $21,881,000, or 21.6% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $210,000 during the first quarter of 2009 compared to the first quarter of 2008. During the same period, average yield earned on average taxable securities decreased by 157 basis points, resulting in a decrease of $345,000 in interest earned on average taxable securities during the first quarter of 2009, compared to the same period of 2008. The net result was a decrease of $555,000 in interest earned on average taxable securities during the first quarter of 2009, compared to the first quarter of 2008.

During the first quarter of 2009, average Federal Funds sold and other interest-bearing balances were $4,321,000 compared to $1,659,000 during the same period of 2008, an increase of $2,662,000, or 160.5% . This increase in volume resulted in an increase in interest earned of $6,000 during the first quarter of 2009 compared to the first quarter of 2008. During the same period, average yield earned on these balances decreased by 147 basis points, resulting in a decrease of $9,000 in interest income during the first quarter of 2009, compared to the same period of 2008. The net result was a decrease of $3,000 in interest earned on Federal Funds sold and other interest-bearing balances during the first quarter of 2009, compared to the first quarter of 2008.

The tax-exempt securities did not materially contribute to changes in net interest income for March 31, 2009 compared to March 31, 2008.

Interest Expense - First quarter 2009 Compared to 2008

Total interest expense for the first quarter of 2009 was $3,350,000 compared to $5,859,000 for the first quarter of 2008, a decrease of $2,509,000, or 42.8% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the first quarter of 2009, total average interest-bearing liabilities were $647,628,000 compared to $651,983,000 during the first quarter of 2008, a decrease of $4,355,000, or 0.7% . During the same period, the average rate paid on interest-bearing liabilities decreased from 3.61% to 2.10%, or 151 basis points. Of the decrease in interest expense, $208,000 was due to variances in the volume of interest-bearing liabilities which was partly offset by a decrease of $2,301,000 due to variances in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The average balance of NOW and money market accounts decreased from $280,636,000 during the first quarter of 2008 to $227,454,000 during the first quarter of 2009, an decrease of $53,182,000, or 19.0% . This decreased volume of deposits resulted in a decrease in interest expense of $410,000 during the first quarter of 2009 compared to the first quarter of 2008, while the 188 basis point decrease in interest rates during the same period caused interest expense to decrease by $1,137,000. The net result was a decrease in interest expense on average NOW and money market accounts of $1,547,000 during the first quarter of 2009, compared to the first quarter of 2008.

Average savings deposits decreased during the first quarter of 2009 to $150,214,000, compared to $198,713,000 during the first quarter of 2008, a decrease of $48,499,000, or 24.4% . Because of the decrease in average savings deposits, interest expense decreased $362,000 during the first quarter of 2009, compared to the first quarter of 2008. Interest rates during this same period decreased by 139 basis points, resulting in a decrease in interest expense of $588,000 in the first quarter of 2009, compared to the first quarter of 2008. The net result was a decrease of $950,000 in interest expense on average savings deposits during the first quarter of 2009 versus the first quarter of 2008.

Average time deposits during the first quarter of 2009 increased to $229,979,000, compared to $92,437,000 during the first quarter of 2008, an increase of $137,542,000, or 148.8% . Of the increase, approximately 26% was due to attraction of new deposits and approximately 74% was derived from movement of existing deposits from money market and savings accounts to CDARS accounts to obtain FDIC deposit insurance coverage on all such deposits. This increase in average time deposits caused interest expense to increase by $883,000 in the first quarter of 2009 compared to the first quarter of 2008, and the 127 basis point decrease in interest rates on average time deposits caused interest expense to decrease by $372,000 during this same time period. These two factors resulted in the net increase in interest expense on average time deposits of $511,000 in the first quarter of 2009 compared to the first quarter of 2008.

Average other borrowings decreased during the first quarter of 2009 to $39,980,000 compared to $80,197,000 during the first quarter of 2008, a decrease of $40,217,000, or 50.1% . The decrease in average other borrowings was primarily the result of a decrease in Federal Home Loan Bank Advances. The decrease in average other borrowings resulted in a decrease in interest expense of $319,000 during the first quarter of 2009, compared to the first quarter of 2008, while a 126 basis point decrease in interest rates paid on average other borrowings caused interest expense to decrease by $204,000 during this same year-over-year time period. The net result was a decrease of $523,000 in interest expense on other borrowings during the first quarter of 2009 compared to the first quarter of 2008.

Net Interest Margin

The annualized net interest margin, net interest income divided by average earning assets, for the first quarter of 2009 was 3.12% compared to 4.00% for the first quarter of 2008, a decrease of 88 basis points. This decrease was primarily the result of decreased yields on earning assets, primarily loans, increase in nonaccrual loans, and delayed cost of funds repricing such as interest rates paid on deposits and noncore funding sources. The current rate environment and the economic downturn could, in Management’s view, exert continued pressure on net interest margin potentially resulting in a slightly declining margin for the remainder of 2009.

Provision for Loan Losses

We made a $10,688,000 addition to the allowance for loan losses in the first quarter of 2009 compared to an addition of $110,000 in the first quarter of 2008. The provision for loan losses for the first quarter of 2009 increased due to potential increased credit risk on existing loans which resulted in a general reserve allocation of $1,932,000 and a specific reserve allocation for impaired loans of $8,756,000. The provision for loan losses is based upon in-depth analysis, in which Management considers many factors, including changes in historical loss ratios, concentration risks, lending policies and procedures, local and regional economic conditions, nature of the portfolio and terms of loans, experience, ability and depth of lending management, credit quality, quality of the loan review system, collateral values, and effects of other external factors, such as, competition and legal and regulatory requirements related to our allowance for loan losses. Based upon information known to management at the date of this report, management believes that these additions to the total allowance for loan losses provides the Company with an adequate reserve to absorb losses inherent in the loan portfolio as of March 31, 2009. The total allowance for loan losses was $25,366,000 at March 31, 2009, compared to $15,537,000 at December 31, 2008, an increase of $9,829,000, or 63.3% . The ratio of the allowance for loan losses to total loans, net of unearned income, was 3.35% at March 31, 2009 and 2.01% at December 31, 2008. For further information regarding our allowance for loan losses, see the “Classified Loans”, “Impaired Loans”, and “Allowance for Loan Losses” discussion later in this item.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $1,615,000 in the first quarter of 2009, which was an increase of $845,000, or 109.6%, over $770,000 in the first quarter of 2008. Service charges and fees on deposits increased $105,000 during the three months ended March 31, 2009 compared to the same period of 2008. Other customer service fees were down $44,000 in the first quarter of 2009 as compared to the first quarter of 2008. Other noninterest income increased $784,000 during the first quarter of 2009 compared to the first quarter of 2008. Other noninterest income included $773,000 of income from the Company’s wholly-owned subsidiary Farmersville Village Grove Associates due to a gain on sale of real estate during the first quarter of 2009. The transaction had been pending for well over a year as initially disclosed on a Form 8-K filing on August 28, 2007 and, subsequently, in other periodic reports. Also included in other noninterest income for the first quarter of 2009 was a net gain on sale of available-for-sale investment securities of $146,000.

Noninterest Expense

As compared to the first quarter of 2008, noninterest expense increased $313,000, or 7.1%, from $4,387,000 to a total of $4,700,000 in the first quarter of 2009. Noninterest expense primarily consists of salary and employee benefits, occupancy and furniture and equipment expense, promotional expenses, professional expenses, and other miscellaneous noninterest expenses. The increase in noninterest expense for the comparative quarters was the result of the following:

Salary and employee benefits decreased $678,000, or 24.6%, to $2,078,000 during the first quarter of 2009 as compared to $2,756,000 the first quarter of 2008. The decrease in salary and employee benefits was due primarily to the elimination of bonus accruals for officers for first quarter of 2009 which resulted in a decrease of $718,000 compared the first quarter of 2008. Salary and employee benefits expense also includes additional compensation expense from granting of incentive stock options under SFAS 123R of $57,000 and $54,000 for the three months ended March 31, 2009 and 2008, respectively.

Occupancy and furniture and equipment expense increased by $82,000, to $606,000 during the first quarter of 2009 compared to $523,000 for the first quarter of 2008. The increase primarily consisted of increases in software maintenance and depreciation expense.

Promotional expenses for the quarter ended March 31, 2009 were $171,000, a decrease of $2,000, or 1.1%, as compared to $173,000 in the same period in the prior year.

Professional expenses were $383,000 for the first quarter of 2009, an increase of $64,000, or 19.8% as compared to $319,000 in the first quarter of 2008. The increase in professional expense was primarily the result of an increase in legal fees associated with regulatory compliance and loan workouts.

Other expenses for the first quarter of 2009 totaled $1,462,000, which was an increase of $846,000, or 137.5%, compared to $616,000 in the first quarter of 2008. The majority of the increase consists of an increase in FDIC deposit insurance premiums of approximately $649,000 for 2009 as compared to 2008 and a loss of $141,000 resulting from a customer’s failure to satisfy its obligations to the Bank under a standby letter of credit that had been issued by the Bank to a third party on behalf of the customer.

The efficiency ratio for the three month periods ended March 31, 2009 and 2008 were 57.4% and 48.7%, respectively.

Provision for Income Taxes

The Company recorded an income tax benefit of $3,630,000 in the first quarter of 2009 compared to income tax expense of $1,930,000 in the first quarter of 2008, which was a decrease in the provision for income taxes of $5,560,000 or (288.0%) . The decrease was primarily attributable to the additional provision for loan loss expense of $10,578,000, which resulted in a total federal and state deferred tax benefit recorded of $4,849,000. The remainder of the decrease was attributable to the deferred tax benefit recorded on the increase in nonaccrual interest of $698,000, which resulted in a total federal and state deferred tax benefit of $320,000 along with various other temporary differences. For current income tax purposes, the interest that would have accrued on loans placed on nonaccrual status must be included in the computation of taxable income for federal and state purposes. However, under SFAS 109, Accounting for Income Taxes, deferred taxes are recorded for all temporary differences as long as it is more likely than not that the benefit recorded will eventually be realized. Currently, the Company has net taxable income for current income tax purposes due to the deferral of deductions for temporary differences. The Company does anticipate that these temporary differences will eventually reverse as the items giving rise to the deferral are realized. Under current federal and state tax laws, a net operating loss is allowed to be carried back for two years preceding the current year to recapture taxes paid and carried forward for 20 years to offset future taxable income. Based on an analysis of income taxes paid in the two years preceding the current year, the Company has sufficient taxable income and taxes paid to allow for the current tax benefit recorded in the first quarter of 2009 to be fully realized.

Under SFAS 109, the Company must evaluate the amount recorded as a deferred tax asset at the end of each accounting period to determine if there is available evidence based on existing tax laws for deducting NOL carry backs and assessing future taxable income that will allow realization of amounts recorded. If in future accounting periods, it is determined that any portion of the deferred tax asset recorded is less likely to be realized, a valuation allowance must be recorded to reduce the total deferred tax asset balance to the amount determined more likely than not to be realized in future periods.

The Company has not recorded a valuation allowance at March 31, 2009 for the future realization of these tax benefits as it believes it is more likely than not that these tax benefits will ultimately be realized. If the Company reports losses in future periods, the Company could be required to reevaluate the assumptions related to future income projection which could result in the establishment of a valuation allowance to the extent that the realization of deferred tax assets becomes less likely than not.

The effective tax rates for the three month periods ended March 31, 2009 and 2008 were 50.4% and 42.7%, respectively.

Securities

At March 31, 2009, held-to-maturity securities had a market value of $62,964,000 with an amortized cost basis of $62,766,000. On an amortized cost basis, the held-to-maturity investment portfolio decreased $26,411,000 from the December 31, 2008 balance of $89,177,000, a decrease of 29.6% . This decrease included a transfer of held-to-maturity securities with an amortized cost of $16,861,000 to available-for-sale. This reclassification resulted from Management’s decision to partially restructure the portfolio primarily due to changing economic conditions and the overall downsizing of the Company’s earning asset mix as well as to enhance liquidity. The remainder of the decrease in the held-to-maturity portfolio was due to the maturity of U.S. Government Agency securities of $7,500,000, principal payments and amortization of net premiums on securities of $1,285,000,. The unrealized pretax gain on held-to-maturity securities at March 31, 2009 was $198,000, as compared to a loss of $514,000 at December 31, 2008. The unrealized pretax gain was caused by the general decrease in interest rates on comparable financial instruments with similar remaining maturities. As a general rule, the market price of fixed rate investment securities will increase as interest rates decline and decrease as interest rates rise. Inasmuch as these investment securities are classified as held-to-maturity, unrealized gains or losses on these securities are not recognized.

At March 31, 2009, available-for-sale securities had a market value of $6,421,000 compared to a market value at December 31, 2008 of $6,335,000. The held-to-maturity securities transferred to available-for-sale during the first quarter of 2009 were sold in the same quarter for a net gain. The unrealized pretax loss on available-for-sale securities at March 31, 2009 was $78,000 compared to an unrealized pretax loss of $167,000 at December 31, 2008. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income in shareholders’ equity on an after-tax basis. The Company classifies individual investments as available-for-sale based upon liquidity and capital needs at the time of purchase.

Loans

The ending balance for loans, net of unearned income at March 31, 2009 was $755,910,000 which was a decrease of $17,088,000, or 2.21% from the year-end 2008 balance of $772,998,000. Since year-end 2008, significant changes in our loan portfolio were as follows: real estate loans have decreased from $657,984,000 at December 31, 2008 to $651,556,000 at March 31, 2009 (1.0%); commercial loans have decreased from $84,998,000 at December 31, 2008 to $79,610,000 at March 31, 2009 (6.3%); and, loans to finance agricultural production have decreased from $25,080,000 at December 31, 2008 to $19,754,000 (21.2%) .

Credit Risk

We assess and manage credit risk on an ongoing basis through a formal credit review program, internal monitoring and formal lending policies. We believe our ability to identify and assess risk and return characteristics of our loan portfolio are critical for profitability and growth. We emphasize credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, we have designed and implemented a comprehensive loan review and grading system that is designed to monitor and assess the credit risk inherent in the loan portfolio.

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

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $721,168,000 at March 31, 2009. Management believes that this loan concentration presents a higher risk of collectability in connection with certain of these loans due to substantial recent declines in the economy in general, a decline in real estate values in our primary market area in particular, increases in unemployment and continued illiquidity in the local real estate market The ultimate recovery of many of these loans is generally dependent upon the successful operation, sale or refinancing of the real estate. We monitor the effects of current and expected market conditions and other factors on the collectability of real estate loans and include the potential effects of these factors in the analysis of the allowance for loan and lease losses, which is discussed in detail below. When, in our judgment, these loans are impaired, a valuation allowance for the impaired amount is included in the determination of the allowance for loan and lease losses. The more significant assumptions we consider involve estimates of the following: lease, absorption and sale rates; real estate collateral values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in some instances, personal guarantees. Potential future loan charge offs beyond those reserved for in our allowance for loan losses in connection with abnormally high rates of impairment arising from general or local economic conditions could adversely affect our future prospects and results of operations.

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

Due to the decline in credit quality that we have experienced in connection with the recession and economic downturn, we have made certain changes to the lending policies and underwriting standards that we believe will help mitigate future losses; however, there is no assurance that additional losses will not occur. Our loan policies and underwriting standards include, but are not limited to, the following:

  maintaining a thorough understanding of our service area and limiting investments outside of this area, maintaining an understanding of borrowers’ knowledge and capacity in their fields of expertise, basing loan approval on the borrowers’ capacity to repay the loan under current and deteriorating economic conditions, and maintaining prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis of lending activities.

In addition, we strive to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

During the first quarter of 2009, the Company has been actively working with its borrowers to manage the Company’s credit risk profile and prevent further losses. We continue to monitor the effects of current and expected market conditions and other factors affecting collectability and credit quality. Further declines in real estate values and general economic deterioration in our primary market area and the financial condition of some of our borrowers in particular, could adversely impact the collectability of existing classified loans and lead to additional loan charge offs and nonaccrual loans.

Management is also currently in the process of obtaining updated financial information and new appraisals in connection with a number of significant real estate loans that are largely dependent on the value of real estate collateral. Due to continuing uncertainties related to the real estate values of collateral and financial condition of some of our borrowers, it is possible that additional impairments and classified loans will be identified in the second or subsequent quarters in 2009 and further additions to our allowance for loan losses could be reported in such future periods. The ultimate performance of many of these loans is generally dependent on the financial condition of a diverse group of individual borrowers or successful operation, sale or refinancing of real estate collateral as well as macroeconomic effects beyond the control of the Company. Management continues to work with existing borrowers with classified loans that had been experiencing difficulty and anticipates that some of these problem credits may be successfully restructured, additional collateral will be provided or paid off in subsequent periods.

Nonaccrual, Past Due, Restructured Loans and Foreclosed Assets

We generally place loans on nonaccrual status when they become 90 days past due as to principal or interest, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans or portions thereof are charged off when, in our opinion, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans performing in compliance with modified terms and OREO at March 31, 2009 and December 31, 2008:

(data in thousands, except percentages)	March 31, 2009	December 31, 2008

Past due 90 days or more and still accruing:
Commercial	$ -	$ -
Real estate	609	306
Consumer and other	21	91
Nonaccrual:
Commercial	5,652	4,951
Real estate	38,799	39,183
Consumer and other	20	-
Restructured (in compliance with modified
terms)	-	-

Total nonperforming and restructured loans	45,101	44,531

Foreclosed Assets	-	-

Total nonperforming and restructured assets	$ 45,101	$ 44,531

Allowance for loan losses as a percentage of
nonperforming and restructured loans	56.24%	34.89%
Nonperforming and restructured loans to total loans,
net of unearned income	5.97%	5.76%
Allowance for loan losses to nonperforming and
restructured assets	56.24%	34.89%
Nonperforming and restructured assets to total assets	5.08%	4.76%

At March 31, 2009, there were nonperforming and restructured loans which totaled $45,101,000 compared to $44,531,000 at December 31, 2008, an increase of $570,000. The majority of these loans outstanding at March 31, 2009 were originally placed on nonaccrual or nonperforming status in the second half of the 2008 as a result of identified impairments of these loans due to declining real estate values in collateral associated with these loans. In accordance with generally accepted accounting principles, specifically Statement of Financial Accounting Standard (SFAS) 114, when a loan is not performing according to contractual terms and the Company does not expect to receive all amounts due under the loan agreement, the loan must be evaluated for impairment. Generally, the Company must look to the underlying collateral and its fair value at the evaluation date as compared to the balance of the loan outstanding to determine the amount of potential impairment. At March 31, 2009, nonperforming and restructured loans increased to 5.96% of total loans, net of unearned income, compared to 5.76% at December 31, 2008. The ratio of nonperforming and restructured assets to total assets increased to 5.07% at March 31, 2009 compared to 4.76% at December 31, 2008. The balance of nonaccrual loans at March 31, 2009 included $1,610,000 in restructured loans that were not in compliance with modified terms.

Generally, when a loan is placed on nonaccrual, it is the Company’s policy to apply payments against the principal balance of the loan until such time as full collection of the principal balance is expected. Interest accrued on loans is charged against interest income at the time they are placed on nonaccrual status. The amount of gross interest income that would have been recorded for nonaccrual loans for the three months ended March 31, 2009, if all such loans had been current in accordance with their original terms, was $784,000. The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended March 31, 2009, totaled $0.

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

For each new credit approval, credit review, credit extension or renewal or modification of existing facilities, the approving officers assign risk ratings utilizing an eight point rating scale. The risk ratings are a measure of credit risk based on the historical, current and anticipated financial characteristics of the borrower in the current risk environment. We assign risk ratings on a scale of 1 to 9, with 1 being the highest quality rating and 9 being the lowest quality rating. Loans with a rating of 9 are charged off. Generally, loans with risk ratings of 1 through 4 are considered to have a lower credit risk and therefore, require a normal level of attention. Loans with risk ratings of 5 and 6 require an increased level of monitoring due to potential weaknesses that may affect future repayment of the debt. The loans we consider “classified” are those that have a credit risk rating of 7 through 9. These are the loans and other credit facilities that we consider to be of the greatest risk to us and, therefore, they receive the highest level of attention by our account officers and senior credit management officers.

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

During the first quarter of 2009, the Company continued to closely monitor all of its more significant loans, including all loans previously classified, due to heightened credit risk primarily in the real estate development market within the Company’s primary market area, concentration risks, and more general concerns about the economy.

At March 31, 2009, there was $105,458,000 in classified loans compared to $89,934,000 at December 31, 2008, an increase of $15,524,000, or 17.3% . Of the balance of classified loans at March 31, 2009, $43,869,000 were believed by management to be performing according to their original terms and $61,589,000 were determined to be impaired either from nonperformance according to their original terms or, for those loans that were deemed to be collateral dependent, due to a deficiency in collateral values at the evaluation date. This compares to $23,017,000 performing according to their original terms and $66,917,000 determined to be impaired at December 31, 2008. The classification of these loans as substandard was primarily due to management’s assessment of a potential deterioration in the credit quality of the borrower, change in collateral values due to current market conditions, and the borrower’s ability to continue to make required principal and interest payments.

Impaired Loans

Through our credit review process, management identifies individual loans that are to be evaluated for impairment on a quarterly basis. As previously mentioned, classified loans include $61,589,000 in impaired loans at March 31, 2009 compared to $66,917,000 at December 31, 2008, for a decrease of $5,328,000 or 8.0% . The net decrease in impaired loans consisted of an additional $6,060,000 of construction and land development loans located in Kern County identified as “impaired” due to continued declines in real estate values associated with those loans and a reduction of outstanding balances of loans previously classified as impaired of $11,338,000 due to payments and settlements during the first quarter of 2009. At March 31, 2009, $44,419,000 of impaired loans were nonaccrual compared to $44,134,000 at December 31, 2008.

In general, impairment was based on the determination that these loans were collateral dependent and repayment of the principal and interest obligations was likely to be derived solely from sale of underlying real estate collateral. During the first quarter of 2009, the Company allocated an additional $8,756,000 as a specific valuation reserve relating to impaired loans which is included in the total amount of the Company’s allowance for loan losses that is discussed further below. This compares to an addition of $2,530,000 during the fourth quarter of 2008. See Note 3 to our Consolidated Financial Statements above for more information regarding impaired loans.

Other than classified loans which had been identified at the end of the first quarter of 2009, including impaired loans, at March 31, 2009, we were not aware of any material potential problem loans which were accruing and current, where Management has serious doubt as to the ability of the borrower to comply with the current repayment terms, however, as stated above, on an ongoing basis we are continuing to seek updated financial information and new appraisals in connection significant real estate loans that are largely dependent on the value of real estate collateral. Due to continuing uncertainties related to real estate valuations and financial condition of some of our borrowers, it is possible that as we receive supplemental financial information and valuations, additional impairments will be identified in the second or subsequent quarters in 2009 and further additions to our allowance for loan losses could be reported in such future periods. The more significant assumptions we consider in the evaluation of impairment involve estimates of the following: lease, absorption and sale rates; real estate collateral values and rates of return; operating expenses; expected cash flows; inflation; and sufficiency of collateral or other resources independent of the real estate including, in many instances, personal guarantees. Consequently, impairment due to deterioration of real estate values for collateral dependant loans or financial condition of borrowers has and may continue to adversely affect our credit quality and earnings. Management expects additional impairment during the remainder of 2009 from potentially declining values of underlying collateral for certain classified real estate loans and loans that we expect to classify.

Under generally accepted accounting principles, specifically, SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that we may be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Under some circumstances, a loan which is deemed impaired may still perform in accordance with its contractual terms. Loans that are considered impaired are generally placed on nonaccrual status unless the loan is well secured and in the process of collection.

Allowance for loan and lease losses

We maintain an Allowance for Loan and Lease Losses (“ALLL”) that reflects an amount believed by management to be prudent and conservative. The ALLL represents management’s estimate of known and inherent losses in the existing loan portfolio as of the end of each reported period. The ALLL is based on our regular assessments of the probable losses inherent in the loan portfolio and, to a lesser extent, unused commitments to provide financing. Determining the adequacy of the ALLL and the related process, methodology, and underlying assumptions requires a substantial degree of management judgment and consideration of significant factors that may affect the collectability of the portfolio as of the evaluation date. Our methodology for measuring the appropriate level of the allowance relies on the application of various factors discussed below. The resulting ALLL includes a general reserve component determined under Statement of Financial Accounting Standard (SFAS) 5 and a specific component determined under SFAS 114 and 118.

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

The application of these factors help to guide the determination of an ALLL that adequately reflects relevant trends, conditions, and other factors considered by Management on an ongoing basis that may have a material impact on the collectability of the loan portfolio.

During 2008 and continuing in the first quarter of 2009, historical loss and other current factors declined significantly compared to these factors in previous years. This was due to increased losses, declining availability of credit in California and nationally, increased concentration risks, decreased real estate valuations and deteriorating economic, employment and credit quality trends. These factor changes resulted in a substantial increase in the balance of our ALLL compared to prior years.

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

At March 31, 2009, the general reserve component of the ALLL was determined to be $14,080,000 compared to $13,007,000 at December 31, 2008. The specific reserve component of the ALLL was set at $11,286,000 at March 31, 2009 compared to $2,530,000 at December 31, 2008.

The ALLL, including both the general and specific reserve components, totaled $25,366,000 or 3.36% of total loans at March 31, 2009, compared to $15,537,000 or 2.01% of total loans at December 31, 2008. At these dates, the allowance represented 56.2% and 34.9% of nonperforming and restructured loans, respectively. For the quarter ended March 31, 2009 we experienced net charge offs of $859,000 compared to net recoveries of $60,000 for the first quarter of 2008.

There can be no assurance that the factors we consider in connection with estimating the adequacy of our ALLL or setting special valuation reserves will be accurate. It is our policy to maintain the ALLL at a level considered adequate for risks inherent in the loan portfolio. Based on information available to management at the date of this report, including economic factors, overall credit quality, historical delinquency, qualitative factors, and history of actual charge-offs, Management believes that the ALLL was adequate as of March 31, 2009. However, no prediction of the ultimate level of additional provisions to our ALLL or loan charged offs in future periods can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Quarter Ended March 31

	2009	2008

Beginning Balance	$ 15,537,000	$ 8,831,000
Provision charged to expense	10,688,000	225,000
Loans charged off	(867,000)	(2,000)
Recoveries	8,000	9,000

Ending Balance	$ 25,366,000	$ 9,063,000

Liquidity

Liquidity management refers to our ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of our clients, paying creditors, funding investments and other capital needs without causing an undue amount of cost or risk and without disrupting our normal business operations.

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

The Company categorizes its total liquidity into primary and secondary sources. Primary liquidity sources consist of liquid assets including cash, due from correspondent banks, federal funds sold, typically referred to as cash and cash equivalents, and available-for-sale investments. Secondary liquidity sources consist of federal funds lines, unused FHLB borrowing capacity, and other secured credit lines. The Company has set policy limits for primary and total liquidity as a percent of deposits and other interest-bearing liabilities, net of the secured portion. The policy limits at March 31, 2009 for primary and total liquidity were not less than 5% and 10%, respectively. The actual primary and total liquidity amounts and percentages at March 31, 2009 were $40,044,000 or 5.4% and $131,975,000 or 17.7%, respectively.

At March 31, 2009, the Company had $18,000,000 of unused federal funds lines of credit with correspondent banks. These credit lines have variable interest rates based on the correspondent bank’s daily federal fund rates, and are due on demand. These are uncommitted and unsecured lines under which availability is subject to federal fund balances of the issuing banks. The Company had no balances outstanding at March 31, 2009 on its federal funds lines. In the first quarter of 2009, unused federal fund lines of credit were reduced by the Company’s correspondent banks to $18,000,000. At March 31, 2009, the Company had total borrowing capacity with the FHLB in the amount of $99,467,000. The Company’s borrowing capacity with the FHLB is based upon the pledge of loans and investment securities. The FHLB periodically reviews loans pledged as collateral and increases or decreases the Company’s borrowing capacity based on the collateral review. Borrowing capacity from pledged investment securities is based on the market values of the underlying securities pledged. At March 31, 2009, the Company had advances on its FHLB lines of credit in the amount of $5,500,000.

In March of 2009, the Company sought to further augment its liquidity by applying to the Federal Reserve Bank of San Francisco for a borrowing line through the discount window. Any borrowing via the Federal Reserve discount window will be secured by the pledge of loans as collateral. The Federal Reserve Bank approved the Company’s request for a line in April 2009, however, the final size of the line had not been determined as of the date of this report. It will be based on the Federal Reserve Bank’s assessment of certain commercial loans to be pledged as collateral to support the line.

In January 2009, the Company developed and implemented a contingency funding plan to enhance the Company’s liquidity policy. The plan is designed to insure the availability of sufficient liquidity in case of loss of availability of funding sources that could have a severe impact on the Bank’s liquidity. The plan includes various triggers that alert Management that potential liquidity funding issues may be developing. These triggers include (1) declining credit quality, such as increases in past due and adversely classified loans, (2) unanticipated declines in funding sources, such as unusual declines in deposits or reduction of short-term federal fund lines or FHLB borrowing capacity, (3) significant local economic events, such as closing of a major employer resulting in significant job losses to the community, and (4) significant changes in the expected level of the Company’s earnings/losses. As the situation warrants, management will implement the contingency plan strategies to minimize disruption of funding. Direct actions can include deposit pricing, sale of investment securities and/or loans, securing longer-term FHLB advances, reduction in loan growth and borrowing of funds from the Federal Reserve discount window. The Bank will periodically test alternative liquidity scenarios that capture liquidity risk in the event of a funding crisis.

Over the next 12 months, the Company has projected a reduction in total assets of approximately $61 million. This reduction is expected due to anticipated investment security maturities of approximately $42 million, a reduction in net loans of approximately $20 million and a reduction in net deposits of approximately $23 million. These activities are expected to result in net cash to the Company of approximately $38 million. The Company anticipates the net cash provided will be used to reduce certain other short-term borrowings including brokered deposits and/or FHLB advances.

On a stand-alone basis, the Company is the sole shareholder of the Bank. While the Company has historically maintained its own capital and liquid assets, it also depends on payment upon exercise of outstanding stock options and receiving dividends from the Bank for liquidity purposes. Dividends from the Bank are subject to certain regulatory limitations. The formal Agreement among the Company, the Bank and the FRB and DFI prohibits the Bank from paying cash dividends to the Company except with the prior consent of the regulatory agencies. At March 31, 2009, the Company had cash and other liquid assets of $470,000. Management projects that these funds will be depleted prior to the end of 2009 unless we raise additional capital, our regulators consent to the payment of a dividend from the Bank to the Company or reimbursement for certain services provided by the Company to the Bank, or we obtain an extension of credit from a third party. Management has adopted a capital strategy and budget designed to increase the Company’s capital and which will resolve this liquidity risk, however, there can be no assurance that the Company’s capital strategy will be successful

Capital Resources

Capital is a critical factor for the Company. Historically, the Company has generated capital through the retention of earnings, the issuance of trust preferred securities and the exercise of stock options. The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and potential expansion. The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements.

The Company's primary capital resource is shareholders’ equity which was $53,148,000 at March 31, 2009 compared to $56,372,000 at December 31, 2008. The change is the result of the net loss for the first quarter and the increase in other comprehensive income for the quarter. Company management can employ various means to manage the Company's capital ratios including controlling asset growth and dividend payouts and raising additional capital.

In addition to shareholders' equity, the company also has issued certain capital securities that qualify as either Tier 1 or Tier 2 capital under applicable regulatory guidelines. The capital securities consist of $10,000,000 in trust preferred securities, treated as Tier 1 capital, and a $6,000,000 subordinated note, treated as Tier 2 capital.

In January 2009, Management developed a capital strategy to enhance capital balances and improve capital ratios. Management anticipates that capital balances may be enhanced through earnings in subsequent periods, improved asset quality, reduction in total assets and potential capital raising efforts. The capital strategy includes goals to attain minimum capital ratios for Tier I leverage, Tier 1 risk-based capital and Total risk-based capital of 8%, 9%, and 12%, respectively, by the end of 2009 The Company may seek to raise additional capital through the issuance of common stock or preferred stock in order to increase its capital, however, there can be no assurance that any capital can be raised or, if raised, that the terms associated with such equity will not materially adversely impact the Company’s results of operations and cause significant dilution to the interests of the Company’s existing shareholders. To preserve capital, the Company’s board of directors has suspended cash dividend payments for 2009 and it is unlikely that cash dividends will be declared or paid on our common stock in 2010. Additionally, effective March 31, 2009, the Company suspended quarterly interest payments on its trust preferred securities for at least eight (8) consecutive quarters pursuant to a right to suspend such payments in the documentation for such securities. Suspended quarterly interest payments accrue at a variable quarterly interest rate of Libor plus 1.60 basis points compounded quarterly from the date payment was otherwise due and payable until the date paid. The Company has the right to elect to defer the quarterly interest payment on its trust preferred securities for up twenty (20) calendar quarters provided that no event of default is deemed to have occurred (as defined in the applicable documentation). Thus, the Company could elect to defer quarterly interest payments for up to an additional twelve (12) quarters.

At March 31, 2009, the Company's and Bank’s capital ratios were as follows:

		Actual	For Capital	To Be Categorized

	Company	Bank	Adequacy Purposes	"Well Capitalized"

Tier 1 leverage ratio	7.13%	7.08%	4%	5%
Tier 1 capital to risk-weighted assets	8.14%	8.07%	4%	6%
Total risk-based capital ratio	10.16%	10.09%	8%	10%

Management believes that as of March 31, 2009, the Company and the Bank met all applicable requirements necessary to be classified as “well capitalized.” However, the cushion of capital necessary to remain a total risk-based capital ratio of at least 10.00% for the Company and the Bank is thin. In the event we recognize additional net losses and include additional amounts in our allowance for loan losses in subsequent quarters in 2009, unless we also raise equity capital or begin to return to profitability, there is a substantial risk that the Company’s and the Bank’s total risk based capital ratios will fall below “well capitalized” minimums and into “adequately capitalized” levels. The principal consequence that would arise if the Bank ceases to be “well capitalized” is that it must obtain approval from the FDIC to continue to hold brokered deposits and there is no assurance that such an approval will be granted.

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

Regulatory Matters

On April 7, 2009, the Company and its banking subsidiary (“Bank”) mutually agreed to enter into a joint written agreement (“Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”) and the California Department of Financial Institutions (the “DFI”). The Agreement was based, in part, on certain findings of the FRB in its report of examination that commenced on October 20, 2008. The Company and the Bank are taking steps that they believe will comply with the provisions of the Agreement.

Under the terms of the Agreement, the Bank agreed to take certain actions within sixty days of the date of the Agreement, including, submission of: (1) a written plan to strengthen board oversight of the management and operations of the Bank and enhancement of the Bank’s credit administration and loan workout staff; (2) a written plan to strengthen credit risk management practices; (3) revised policies and procedures to address loan underwriting and loan modification, interest reserves, capitalization of interest and OREO; (4) a written program to enhance the loan review function; (5) a written plan to improve the Bank’s position on each loan in excess of $750,000 that is past due by 90 days or more, on the Bank’s problem loan list or adversely classified (referred to collectively herein as “Larger Problem Loans”); (6) a revised methodology related to the allowance for loan and lease losses ; (7) a written strategic plan to improve the Bank’s earnings and a 2009 budget; and (8) a written plan to improve management of the Bank’s liquidity position and funds management practices.

Bancorp agreed that within sixty days of the Agreement it would submit a joint written plan to the FRB and DFI designed to maintain sufficient capital at Bancorp on a consolidated basis and the Bank as a separate stand alone entity. The Agreement does not mandate any minimum capital levels but requires that the plan address Bancorp’s current and future capital requirements, the Bank’s current and future capital requirements, the adequacy of the Bank’s capital taking into account its risk profile and the source and timing of additional funds to satisfy Bancorp’s and the Bank’s future capital requirements. Bancorp and the Bank also agreed not to declare or pay dividends without prior approval of the FRB and, as to the Bank, the DFI. Bancorp further agreed not to make any distributions of interest or principal on subordinated debentures or trust preferred securities and not to incur or increase debt or redeem its stock without the prior approval of the FRB. The Bank will submit regular quarterly progress reports to the FRB and the DFI.

In connection with the Bank’s classified loans, the Bank agreed to (1) refrain from extending or renewing credit to any borrower, or any related interest of the borrower, who is obligated to the Bank on any extension of credit where any portion of said loan has been charged off or classified, in whole or in part, as loss as long as such credit remains uncollected without first obtaining the FRB’s and DFI’s consent; (2) obtain the approval of the Bank’s Board of Directors or the Bank’s Loan Committee prior to extending or renewing any credit to any borrower, or any related interest of the borrower, whose credit is classified as doubtful or substandard; and (3) update the FRB and DFI quarterly with respect to its progress in connection with all Larger Problem Loans and include updated lists as to all problem, past due and nonaccrual loans.

The Company is fully committed to addressing and resolving the issues presented in the Agreement. Bank lending and deposit operations continue to be conducted in the usual and customary manner and all other products and services and hours of business remain the same. Bank deposits remain insured by the FDIC to the maximum extent allowed by law. A copy of the Agreement was attached as Exhibit 10.1 to the Company’s current report on Form 8-K which was filed with the Securities and Exchange Commission (“SEC”) on April 10, 2009. All descriptions herein of the Agreement and its provisions are qualified in their entirety by reference to the Agreement as filed with the SEC.

Under certain circumstances, the FRB and the DFI have the legal authority to impose additional formal enforcement actions against the Company and Bank upon determining that either or both entities have further financial or managerial deficiencies or if the provisions of the Agreement are violated. Enforcement actions can include, among other things, cease and desist orders, capital directives and civil money penalty actions. If the Bank or the Company fails to comply with or breaches the requirements in the Agreement or any subsequent order or directive, the regulators may take further action to remedy or resolve such failures or breaches which could materially adversely impact the prospects, business and future operations of the Company and Bank.

Off-Balance Sheet Items

As of March 31, 2009 and December 31, 2008, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk, except for the interest rate swap agreements described below. See Note 5 to the Consolidated Financial Statements for further information.

On-Balance sheet Derivative Instruments and Hedging Activities

Derivative Financial Instruments

During the first quarter of 2009, the Company held stand alone derivative financial instruments in the form of interest rate swap agreements. Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheet as other assets or other liabilities.

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

At March 31, 2009, we had interest rate swap agreements that qualified as cash flow hedges on $10,000,000 notional amount of indebtedness that matured. The fair value of the interest rate swaps that qualified as cash flow hedges was a liability of $1,386,000 and is included with other liabilities on the balance sheet. The net gain or loss on the ineffective portion of this interest rate swap agreement was not material for the quarter ended March 31, 2009.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At March 31, 2009, 100% of San Joaquin Bancorp’s ownership interest in San Joaquin Bank was pledged by us as collateral for interest rate swap agreements.

Interest Rate Risk Management - Fair Value Hedging Instruments

The Company originates fixed and variable-rate loans. Fixed-rate loans expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate loan portfolio. It is the Company’s objective to hedge the change in fair value of fixed-rate loans at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in value of the loans due to changes in expected interest rate assumptions. These interest rate swap agreements are contracts to make a series of fixed rate payments in exchange for receiving a series of floating rate payments based on the one-month, three-month, or six-month LIBOR. The Company believes it is economically prudent to keep hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement. For those loans management decides to hedge, hedging relationships are established on a loan-by-loan basis at the time the loan is originated.

As of March 31, 2009, we had interest rate swap agreements on $193,244,000 notional amount of indebtedness as compared to $194,560,000 at December 31, 2008. As of March 31, 2009, the fair value of the swaps was a liability of $28,032,000 and is included with other liabilities on the balance sheet. A corresponding fair value adjustment is included on the balance sheet with the fixed-rate loans. The ineffective portion of the interest rate swap agreements for the quarter-to-date period ended March 31, 2009 was a $3,000 loss compared to a $6,000 loss for the same period in 2008. The ineffectiveness was recognized as an adjustment to noninterest expense for the each of the respective periods.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At March 31, 2009, investment securities with a market value of $32,462,000 were pledged by us as collateral for interest rate swap agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2008 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are risk factors that may affect the Company’s business, financial condition and results of operations, some of which are beyond the control of the Company or not currently known. Management’s Discussion and Analysis of Financial Condition and Results of Operations, at Item 2 of Part I in this report, sets forth other risks and uncertainties regarding our business. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Current and prospective investors in our securities should carefully consider the risk factors reported in our 2008 Annual Report on Form 10-K as well as those described below and the other information contained or incorporated by reference in this report. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the risks described in our 2008 Annual Report on Form 10-K or in this report actually occur, the Company’s financial condition, results of operations and prospects could be materially and adversely affected. If this were to happen, the value of the Company’s securities could decline significantly, and shareholders could lose all or part of their investment. The Company is not aware of any material changes in the risk factors described in the Company’s most recent Annual Report on Form 10-K except as described elsewhere in this report and below.

Shareholder and Capital Market Risks

We will need to raise additional capital in the near future, but capital may not be available or may be available only on unfavorable terms.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As of March 31, 2009, we were “well capitalized” under federal guidelines. In the event we recognize additional losses and include additional amounts in our allowance for loan losses in subsequent quarters in 2009, unless we raise additional capital or begin to return to profitability, it is likely that the Company’s and the Bank’s total risk based capital ratios will fall below “well capitalized” minimums and into “adequately capitalized” levels. See the discussion under the caption “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, of this report, which is incorporated in this paragraph by reference. We need to raise additional capital to satisfy the capital plan we have adopted as required by our regulators and to provide an appropriate cushion against potential losses. Our ability to raise additional capital depends in part on conditions in the capital markets, which are outside of our control. At present the market for new capital for community banks is very limited. Accordingly, we cannot be certain of our ability to raise additional capital in the future or on terms acceptable to us. If we are able to raise capital, it will most likely be on terms that will be substantially dilutive to current shareholders.

In addition, the use of brokered deposits without regulatory approval from the FDIC is limited to banks that are “well capitalized” under applicable federal regulations. A significant portion of our local deposits are derived directly from customers without any “broker” intermediary through a program known as the Certificate of Deposit Account Registry Service or CDARS. The CDARS program is a deposit swapping service that enables thousands of participating banks in the U.S. to provide their customers with access to millions of dollars of FDIC-insured certificates of deposit. As of March 31, 2009, approximately $145 million in deposits were derived through the CDARS program. While these deposits share many of the key characteristics of core deposits, the FDIC considers such deposits to be brokered. If our capital levels fall below “well capitalized” minimums, unless we obtain the FDIC’s consent, we may not have access to a significant source of funding, including CDARS deposits, which could force us to use more expensive sources of funding or to sell loans or other assets at a time when pricing for such assets is unfavorable. The Bank plans to seek the FDIC’s consent to utilize CDARS deposits should it become necessary, however, while Management believes the FDIC will be favorably inclined, there can be no assurance that we will receive their consent. If we cannot raise additional capital, our results of operations and financial condition could be adversely affected.

Funding Risks

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

All depository institutions require access to cash and liquid assets that are convertible to cash to meet their operating needs. Those needs include payment of operating expenses, meeting customers’ withdrawal requests and funding loans. Negative perceptions of our prospects among our customer base resulting from unfavorable operating results for the quarter ended March 31, 2009 or other unfavorable disclosures related to our business or operations in subsequent periods could cause customers to withdraw their deposits at accelerated rates. If our deposit customers should make requests for withdrawal of their deposits substantially in excess of expected withdrawal levels (and in excess of the levels of our liquid assets), we would be required to borrow additional funds or sell other long-term assets in order to raise cash. No assurance can be given as to whether depositors will withdraw funds in excess of the amount of our liquid assets. Additionally, the Company has borrowings outstanding supported by eligible loan collateral with the Federal Home Loan Bank, or FHLB and an unused line of credit with the Federal Reserve Bank. See the discussion under the caption “Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, of this report, which is incorporated in this paragraph by reference. The deterioration in credit quality of the pledged assets could impact the level of availability for future advances with FHLB or the Federal Reserve Bank.

Credit Risks

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.

Like all financial institutions, every loan we make carries a risk that it will not be repaid in accordance with its terms, or that collateral for the loan will not be sufficient to assure repayment. This risk is affected by, among other things: cash flow of the borrower and/or the project being financed; in the case of a secured loan, the changes and uncertainties as to the value of the collateral; the creditworthiness of a particular borrower; changes in economic and industry conditions; and the duration of the loan. Our allowance for loan losses as a percentage of total loans outstanding was 3.36% as of March 31, 2009 and 2.01% as of December 31, 2008 but as a percentage of nonperforming and restructured loans was 56.24% as of March 31, 2009, up from 34.89% as of December 31, 2008. During the first three months of 2009, nonperforming loans increased by $570,000, and our allowance for loan losses increased by a net amount of $9.8 million. Although management believes at the date of this report that the level of our loan loss allowance was adequate to absorb probable losses in our loan portfolio as of March 31, 2009, management is currently in the process of obtaining updated financial information and new appraisals in connection with a number of significant loans that are dependent on real estate collateral. Due to continuing uncertainties related to the economy, real estate values and the financial condition of some of our borrowers, it is possible that as we receive supplemental financial information and appraisal valuations, additional impairments and classified loans will be identified in the second or subsequent quarters in 2009 and further losses and additions to our allowance for loan losses could be reported in such future periods. Any of these occurrences could adversely affect our business, financial condition and results of operations.

Geographic and Economic Risks

Our concentration in real estate construction loans subjects us to additional risks.

We have a concentration in real estate construction loans. Approximately 25% of our lending portfolio was categorized as construction and land development loans as of March 31, 2009. We had $61,589,000 in impaired loans at March 31, 2009, substantially all of which were considered to be construction and land development loans. Approval and terms of real estate construction loans depend in part on estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction lending involves greater risks than permanent mortgage lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately determine the total funds required to complete a project and its actual market value. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Repayment is substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or if real estate values decline during the construction process or if a project suffers substantial delays, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss. The housing market in Kern County in California where our construction loan accounts are substantially located is depressed, and it will be difficult to sell or refinance units in these projects for the foreseeable future.

Regulatory Risks

Restrictions on dividends and other distributions could limit amounts payable to us.

As a holding company, a substantial portion of our cash flow typically comes from dividends paid by our Bank. Various statutory provisions restrict the amount of dividends our Bank can pay to us without regulatory approval. Under our Agreement with the FRB and the DFI, our regulators have restricted the Company’s and the Bank’s payment of dividends without their consent. As a result, the Company has elected to suspend all cash dividend payments and to defer payments on its Trust Preferred Securities as a measure to conserve capital. We project that our cash and other liquid assets on a parent only stand alone basis as of March 31, 2009 will be depleted prior to the end of 2009 unless we raise additional capital, our regulators consent to the payment of a dividend from the Bank to the Company or reimbursement for certain services provided by the Company to the Bank, or we obtain an extension of credit from a third party. In the event we fail to obtain additional liquid assets at the holding company level by raising capital, receiving a dividend from the Bank or otherwise obtain additional operating funds during 2009 we may not have adequate resources to pay our outside auditor, legal counsel and other creditors of the Company.

We may be subject to further regulatory action.

The FRB and the DFI required the Company and the Bank to enter into a joint written agreement dated as of April 7, 2009. See the discussion under the caption “Regulatory Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, of this report, which is incorporated in this paragraph by reference. No assurance can be given that state or federal regulators will not take further enforcement action against us.

Accounting Risks

The accuracy of the Company’s judgments and estimates about financial and accounting matters will impact operating results and financial condition.

The discussion under “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, of this report and the information referred to in that discussion is incorporated by reference in this paragraph. The Company makes certain estimates and judgments in preparing its financial statements. The quality and accuracy of those estimates and judgments will have an impact on the Company’s operating results and financial condition.

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

May 11, 2009	SAN JOAQUIN BANCORP
(Registrant)

By: /s/ Stephen M. Annis
Stephen M. Annis Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)