Form 10-Q/A
period 2009-03-31
SAN JOAQUIN BANCORP
filed 2009-08-07
CIK 1368883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: No par value Common Stock: 3,936,529 shares outstanding at May 5, 2009

EXPLANATORY NOTE:

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amended Report”) for San Joaquin Bancorp (“Company”) for the interim period ended March 31, 2009 is being filed to amend portions of the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2009, which was originally filed with the Securities and Exchange Commission (“SEC“) on May 11, 2009 (“Original Filing”).

The Company hereby amends Part I, Item 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” to reflect a restatement of the financial statements in connection with loan charge offs increasing to $10.7 million and the provision for loan losses increasing to $37 million as of March 31, 2009. As a result, as amended, the net loss for the first quarter will increase to $18,211,000. Earnings per share, both basic and diluted, for the first quarter of 2009 were originally reported to be a loss of $0.91. The amended earnings per share on a basic and diluted basis is now a loss of $4.63.

Additionally, at March 31, 2009, as amended, classified loans increased to $163,038,000 compared to $105,458,000 million as originally reported. Of these classified loans, at March 31, 2009, $96,006,000 million are deemed to be impaired compared to the originally reported amount of $61,589,000 million. At March 31, 2009, non-performing and restructured loans were $96,006,000 million compared to the originally disclosed amount of $45,101,000 million in non-performing and restructured loans. As a result of the increased provision for loan losses, the allowance for loan losses as of March 31, 2009 has been increased to $41,872,000 million, or 5.61% of loans, compared to the originally disclosed amount of $25,366,000 million, or 3.35% of loans. Loans, net of unearned income and the allowance for loan losses, declined to $704,201,000 from the previously disclosed level of $730,544,000. Total assets declined to $872,115,000 from the prior reported level of $888,444,000.

Total shareholders’ equity at March 31, 2009, as amended, declined by $14.6 million to $38,507,000 from the previously reported amount of $53,148,000. The Company’s Tier I Leverage ratio, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios as amended declined to 4.34%, 5.06% and 7.14%, respectively at March 31, 2009. The capital ratios of the Company’s wholly-owned subsidiary, San Joaquin Bank (“Bank”), also declined to similar levels as follows: 4.28%, 4.99% and 7.07%, respectively. As a result, the Company and the Bank are deemed to be undercapitalized under guidelines established by bank regulatory agencies as of March 31, 2009. In Part 1, Item 1, see footnote 10 of the restated financial statements for the specific line items restated.

In connection with the restatement of Items 1 and 2 described above, the Company reevaluated the effectiveness of its internal controls over financial reporting and its disclosure controls and procedures and accordingly, included revised disclosure in this Amended Report under Part I, Item 4, “Controls and Procedures.” In Part II, Item 1A, “Risk Factors” have also been modified based on the Company’s restated financial statements as of March 31, 2009.

This Amended Report sets forth the Original Filing in its entirety, although the Company is only restating those portions in Part I, items 1 and 2 affected by corrected financial information and the revised disclosures under Part I, Item 4 and Part II, item 1A, below. This Amended Report includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Consolidated Balance Sheets
	March 31, 2009 and December 31, 2008	1
	Consolidated Statements of Income
	Three month periods ended March 31, 2009 and 2008	2
	Consolidated Statements of Cash Flows
	Three month periods ended March 31, 2009 and 2008	3
	Notes to Unaudited Consolidated Financial Statements	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 4.	CONTROLS AND PROCEDURES	37

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	39
ITEM 1A.	RISK FACTORS	39
ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	42
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	42
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	42
ITEM 5.	OTHER INFORMATION	42
ITEM 6.	EXHIBITS	43

This Amended Report contains some forward-looking statements about the Company for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our financial condition, results of operation, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control or ability to predict-- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and past results should not be considered an indication of our future performance. Some of these risk factors include, but are not limited to: certain credit, market, operational, liquidity and regulatory risks associated with our business as well as price volatility, availability of credit, illiquid markets, reputational risks, changes in business or economic conditions internationally, nationally or in California, changes in the interest rate environment, access to and the cost of capital, potential acts of terrorism and actions taken in response; fluctuations in asset prices including, but not limited to, stocks, bonds, commodities or other securities, and real estate; volatility of rate sensitive deposits and investments; concentrations of real estate collateral securing many of our loans; deterioration in the credit quality of some of our borrowers, rising unemployment rates, operational risks including data processing system failures and fraud; accounting estimates and judgments; compliance costs associated with regulatory requirements and the internal control structure and procedures for financial reporting; changes in the securities markets; and, inflationary factors. These risk factors are not exhaustive and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors and Cautionary Factors That May Affect Future Results” in Item 1A and elsewhere in our most recent annual report on Form 10-K and in Part II, Item 1A of this Amended Report, under the caption “Risk Factors”.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
	March 31, 2009	December 31, 2008

ASSETS
Cash and due from banks	$ 31,998,000	$ 31,607,000
Interest-bearing deposits in banks	1,625,000	568,000
Federal funds sold	-	520,000

Total cash and cash equivalents	33,623,000	32,695,000
Investment securities:
Held-to-maturity (market value of $62,964,000 and
$88,663,000 at March 31, 2009 and December 31, 2008, respectively)	62,766,000	89,177,000
Available-for-sale	6,421,000	6,335,000

Total Investment Securities	69,187,000	95,512,000
Loans, net of unearned income	746,073,000	772,998,000
Allowance for loan losses	(41,872,000)	(15,537,000)

Net Loans	704,201,000	757,461,000
Premises and equipment	14,078,000	13,345,000
Investment in real estate	-	513,000
Interest receivable and other assets	51,026,000	36,482,000

TOTAL ASSETS	$ 872,115,000	$ 936,008,000

LIABILITIES
Deposits:
Noninterest-bearing	$ 167,568,000	$ 172,317,000
Interest-bearing	603,166,000	595,141,000

Total Deposits	770,734,000	767,458,000
Short-term borrowings	5,500,000	48,400,000
Long-term debt and other borrowings	16,310,000	17,076,000
Accrued interest payable and other liabilities	41,064,000	46,702,000

Total Liabilities	833,608,000	879,636,000

SHAREHOLDERS' EQUITY
Common stock, no par value - 20,000,000 shares authorized;
3,936,529 and 3,936,529 issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	20,683,000	20,683,000
Additional paid-in capital	792,000	718,000
Retained earnings	19,365,000	37,576,000
Accumulated other comprehensive income (loss)	(2,333,000)	(2,605,000)

Total Shareholders' Equity	38,507,000	56,372,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 872,115,000	$ 936,008,000

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Year to date March 31

	2009	2008

INTEREST INCOME
Loans (including fees)	$ 9,321,000	$ 12,943,000
Investment securities:
Taxable investment securities	559,000	1,114,000
Tax-exempt investment securities	38,000	38,000
Fed funds & other interest-bearing balances	5,000	8,000

Total Interest Income	9,923,000	14,103,000

INTEREST EXPENSE
Deposits	3,085,000	5,071,000
Short-term borrowings	31,000	510,000
Long-term borrowings	234,000	278,000

Total Interest Expense	3,350,000	5,859,000

Net Interest Income	6,573,000	8,244,000
Provision for loan losses	37,031,000	110,000

Net Interest Income After Loan Loss Provision	(30,458,000)	8,134,000

NONINTEREST INCOME
Service charges & fees on deposits	362,000	257,000
Other customer service fees	220,000	264,000
Gain on sale of real estate & other assets	781,000
Gain on sale of available-for-sale securities	146,000
Other	106,000	249,000

Total Noninterest Income	1,615,000	770,000

NONINTEREST EXPENSE
Salaries and employee benefits	2,078,000	2,756,000
Occupancy	222,000	235,000
Furniture & equipment	384,000	288,000
Promotional	171,000	173,000
Professional	383,000	319,000
Other	1,462,000	616,000

Total Noninterest Expense	4,700,000	4,387,000

Income (Loss) Before Taxes	(33,543,000)	4,517,000
Income Taxes	(15,332,000)	1,930,000

NET INCOME (LOSS)	$ (18,211,000)	$ 2,587,000

Basic Earnings per Share	$ (4.63)	$ 0.66

Diluted Earnings per Share	$ (4.63)	$ 0.64

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Year to date March 31

	2009	2008

Cash Flows From Operating Activities:
Net Income	$ (18,211,000)	$ 2,587,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for possible loan losses	37,031,000	110,000
Depreciation and amortization	238,000	223,000
Stock-based compensation expense	74,000	71,000
Net gain on sale of real estate & other assets	(781,000)	-
Deferred income taxes	(12,420,000)	(87,000)
Net amortization (accretion) of investment securities	19,000	11,000
Increase in interest receivable and other assets	(2,076,000)	48,000
Increase in accrued interest payable and other liabilities	(841,000)	672,000

Total adjustments	21,244,000	1,048,000

Net Cash Provided by Operating Activities	3,033,000	3,635,000

Cash Flows From Investing Activities:
Proceeds from maturing and called investment securities	26,306,000	16,749,000
Net increase in loans made to customers	11,656,000	(52,081,000)
Net additions to premises and equipment	323,000	(169,000)

Net Cash Applied to Investing Activities	38,285,000	(35,501,000)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	(9,241,000)	7,351,000
Net increase (decrease) in certificates of deposit	12,517,000	8,708,000
Net increase (decrease) in short-term borrowings	(42,900,000)	14,300,000
Payments on long-term debt and other borrowings	(766,000)	(3,000)
Proceeds from long term debt and other borrowings	-	-
Cash dividends paid	-	(1,074,000)
Proceeds from issuance of common stock	-	390,000

Net Cash Provided by Financing Activities	(40,390,000)	29,672,000

Net Increase (Decrease) in Cash and Cash Equivalents	928,000	(2,194,000)
Cash and Cash Equivalents, at Beginning of Period	32,695,000	26,928,000

Cash and Cash Equivalents, at End of Period	$ 33,623,000	$ 24,734,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$ 3,131,000	$ 5,241,000

Income taxes	$ -	$ -

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

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

NOTE 2 - STOCK COMPENSATION

Effective January 1, 2006, the Company adopted the requirements of SFAS 123R on a prospective basis. Compensation expense was $71,000 and $57,000 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

Loans by major category consist of the following:

	March 31, 2009	December 31, 2008

Commercial and industrial loans	$ 77,621,000	$ 84,998,000
Real estate loans
Construction and land development	182,349,000	196,371,000
Secured by residential properties	34,659,000	33,202,000
Secured by farmland	62,706,000	65,283,000
Secured by commercial properties	364,014,000	363,128,000
Consumer loans	4,655,000	4,719,000
Loans to finance agricultural production	19,754,000	25,080,000
All other loans	1,609,000	1,731,000

Gross Loans	747,367,000	774,512,000
Less: Deferred loan fees	1,294,000	1,514,000

Total Loans, net of unearned income	746,073,000	772,998,000
Less: Allowance for possible loan losses	41,872,000	15,537,000

Net Loans	$ 704,201,000	$ 757,461,000

At March 31, 2009 and December 31, 2008, loans included fair value adjustments of $28,033,000 and $32,606,000, respectively, for loans hedged in accordance with SFAS No. 133.

At March 31, 2009 and December 31, 2008, the Company had loans amounting to approximately $163,038,000 and $89,934,000, respectively, which were specifically classified as loans that, when based upon current information and events, it is possible that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At these dates, classified loans included $96,006,000 and $66,917,000 in impaired loans, respectively.

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

The following table presents summary information relating to loan impairment and the allowance for loan losses:

	March 31, 2009	December 31, 2008

Loans not determined to be impaired	$ 651,361,000	$ 707,595,000

Recorded investment in impaired loans:
Impaired loans with a specific valuation allowance	65,464,000	21,158,000
Impaired loans without a specific valuation allowance	30,542,000	45,759,000

Total Impaired Loans	96,006,000	66,917,000

Unearned income	(1,294,000)	(1,514,000)

Total loans, net of unearned income	746,073,000	772,998,000

General provision for probable loan losses under SFAS 5	(27,990,000)	(13,007,000)
Valuation allowance related to impaired loans under SFAS 114	(13,882,000)	(2,530,000)

Total allowance for loan losses	(41,872,000)	(15,537,000)

Net Loans	$ 704,201,000	$ 757,461,000

Changes in the allowance for loan losses are as follows:

	Quarter Ended March 31

	2009	2008

Beginning Balance	$ 15,537,000	$ 8,831,000
Provision charged to expense	37,031,000	225,000
Loans charged off	(10,704,000)	(2,000)
Recoveries	8,000	9,000

Ending Balance	$ 41,872,000	$ 9,063,000

The following is a summary of information pertaining to impaired loans:

	March 31, 2009	December 31, 2008

Impaired loans with specific valuation allowance	$ 65,464,000	$ 21,158,000
Valuation allowance related to impaired loans	(13,882,000)	(2,530,000)
Impaired loans without specific valuation allowance	30,542,000	45,759,000

Impaired loans, net of valluation allowance	$ 82,124,000	$ 64,387,000

The valuation allowance represents the portion of the recorded investment in impaired loans that the company believes is probable that will not be collectible. When losses relating to impaired loans are confirmed, they are charged against the valuation allowance included in the allowance for loan losses.

	March 31, 2009	March 31, 2008

Average investment in impaired loans for the period	$ 65,464,000	$ 4,446,000
Interest recognized during the period for impaired loans	185,000	-
Interest recognized on a cash basis during the period for impaired
loans	-	-

Interest income on impaired loans is recognized as earned on an accrual basis except for impaired loans that have been placed on nonaccrual status. $96,006,000 of the loans disclosed above was on nonaccrual status at March 31, 2009 compared to $44,134,000 at December 31, 2008. Interest income received on nonaccrual impaired loans is recognized as received on a cash basis.

At March 31, 2009, approximately $7,590,000 in additional funds was committed to be advanced in connection with impaired loans.

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

Assets Measured at Fair Value on a Nonrecurring Basis

Fair Market value at Reporting Date Using

		Quoted Prices in Active		Significant
		Markets for Identical	Significant Other	Unobservable
		Assets	Observable	Inputs
Description	March 31, 2009	(Level 1)	Inputs (Level 2)	(Level 3)

Impaired Loans, net	$ 82,124,000	$ -	$ 82,124,000	$ -

NOTE 5 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - EARNINGS PER SHARE

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the three month periods ended March 31 is reconciled as follows:

	Quarter Ended March 31
	2009	2008

Basic Earnings per Share:
Net income	($18,211,000)	$2,587,000
Weighted average common shares outstanding	3,937,000	3,914,000

Basic Earnings per Share	($4.63)	$0.66

Diluted Earnings per Share:
Net income	($18,211,000)	$2,587,000
Weighted average common shares outstanding	3,937,000	3,914,000
Dilutive effect of outstanding options	0	139,000

Weighted average common shares outstanding - Diluted	3,937,000	4,053,000

Diluted Earnings per Share	($4.63)	$0.64

At March 31, 2009 and 2008, there were 430,000 and 165,000 stock options outstanding, respectively, that were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 8 - COMPREHENSIVE INCOME

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

	Year to Date March 31
	2009	2008

Net Income	($18,211,000)	$2,587,000
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) arising during the period on cash flow hedges	130,000	9,000
Unrealized holding gains (losses) arising during the period on securities	48,000	54,000
Unamortized post-retirement benefit obligation	94,000	53,000

Other Comprehensive Income (loss)	272,000	116,000

Total Comprehensive Income	($17,939,000)	$2,703,000

NOTE 9 - POST RETIREMENT BENEFITS

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

NOTE 10 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Commencing after the date of the Original Filing of the Company’s Form 10-Q report for the quarter ended March 31, 2009, which was filed on May 11, 2009, through July 17, 2009, the Company continued an ongoing evaluation of its classified loan portfolio, the financial condition of certain of the Company’s borrowers and reviewed specific collateral dependent real estate related loans. During this period, the impact of continued recessionary pressures on borrowers and collateral values was gathered by management on a constantly evolving basis. As a result, management identified additional loans that had become impaired and it also downgraded certain loans to classified loan status due to continuing deterioration of credit quality and the borrowers’ ability to make contractually due payments. In addition, during this period, management received new appraisals that, upon analysis, indicated that the value of collateral for certain of the Company’s real estate loans had declined significantly compared to other data which had previously been available to the Company.

During May and June 2009, following a joint examination of San Joaquin Bank by the Federal Reserve Bank of San Francisco (“Reserve Bank”) and the California Department of Financial Institutions (“DFI”), management also held ongoing discussions with the Reserve Bank and DFI regarding the classification of loans, impairment amounts, loan charge offs and appropriate provisions for loan losses. As a result of this continued evaluation and discussions, it was determined by management that additional loans were impaired and that this would result in increases to the allowance for loan losses and charge offs. It was also determined that these changes, in the aggregate, were material and should have been reflected and recorded in the first quarter of 2009. Based upon these findings, on July 17, 2009, management determined that the Company’s previously issued first quarter 2009 consolidated financial statements should be restated and no longer relied upon.

As a result of the restatement, the following financial statement line items were adjusted:

		Previously	Effect of
	Restated	Reported	Change

Consolidated Balance Sheets
Loans, Net Of Unearned Income	746,073,000	755,910,000	(9,837,000)
Allowance For Loan Losses	(41,872,000)	(25,366,000)	(16,506,000)
Net Loans	704,201,000	730,544,000	(26,343,000)
Interest Receivable And Other Assets	51,026,000	41,012,000	10,014,000
Total Assets	872,115,000	888,444,000	(16,329,000)
Accrued Interest Payable And Other Liabilities	41,064,000	42,752,000	(1,688,000)
Retained Earnings	19,365,000	34,006,000	(14,641,000)
Total Shareholders' Equity	38,507,000	53,148,000	(14,641,000)
Total Liabilities And Shareholders' Equity	872,115,000	888,444,000	(16,329,000)

Consolidated Statements of Income
Provision For Loan Losses	37,031,000	10,688,000	26,343,000
Net Interest Income After Loan Loss Provision	(30,458,000)	(4,115,000)	(26,343,000)
Income (Loss) Before Taxes	(33,543,000)	(7,200,000)	(26,343,000)
Income Taxes	(15,332,000)	(3,630,000)	(11,702,000)
Net Income (Loss)	(18,211,000)	(3,570,000)	(14,641,000)
Basic Earnings Per Share	(4.63)	(0.91)	(3.72)
Diluted Earnings Per Share	(4.63)	(0.91)	(3.72)

Consolidated Statements of Comprehensive Income
Net Income (Loss)	(18,211,000)	(3,570,000)	(14,641,000)
Comprehensive Income (Loss)	(17,939,000)	(3,298,000)	(14,641,000)

Consolidated Statements of Cash Flows
Net Income (Loss)	(18,211,000)	(3,570,000)	(14,641,000)
Provision For Loan Losses	37,031,000	10,688,000	26,343,000
Deferred Income Taxes	(12,420,000)	(5,226,000)	(7,194,000)
Increase In Accrued Interest Receivable And Other Assets	(2,076,000)	744,000	(2,820,000)
Increase In Accrued Interest Payable and Other Liabilities	(841,000)	847,000	(1,688,000)

As a result of the restatement, other items that were also affected included, among others, the following:

		Previously	Effect of
	Restated	Reported	Change

Asset Quality
Classified Loans	163,038,000	105,458,000	57,580,000
Nonaccrual Loans	96,006,000	44,419,000	51,587,000
Impaired Loans	96,006,000	61,589,000	34,417,000
Valuation Allowance related To Impaired Loans	13,882,000	11,286,000	2,596,000
Impaired Loans, Net Of Valuation Allowance	82,124,000	50,303,000	31,821,000
Nonperforming And Restructured Assets	98,254,000	45,101,000	53,153,000
Net Charge-Offs	(10,696,000)	(859,000)	(9,837,000)

Performance Ratios
Return on Average Equity	-8.04%	-1.58%	-6.46%
Return on Average Assets	-129.80%	-25.37%	-104.43%

Capital Ratios
Tier 1 Leverage Ratio	4.34%	7.13%	-2.79%
Tier 1 Capital To Risk-Weighted Assets	5.06%	8.14%	-3.08%
Total Risk-Based Capital Ratio	7.14%	10.16%	-3.02%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Amended Report contains forward-looking statements about the Company for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

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

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this Amended Report on Form 10-Q. The results of operations for the three-month periods ended March 31, 2009 and 2008 may not necessarily be indicative of the operating results for the full year.

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

General Overview

For the first quarter of 2009, we primarily focused on these key elements: asset quality, liquidity, and capital adequacy. These areas are considered most important due to the current state of the economy and real estate market. While some positive indicators such as housing starts and existing home sales have shown slight improvement, other economic indicators such as unemployment and GDP continue to show that the recession has not ended. As a result of net loan charge offs during the quarter of $10.7 million and a corresponding provision for loan losses of $37 million, the net loss for the first quarter was $18.2 million compared to a first quarter 2008 net profit of $2.6 million. Earnings per share, both basic and diluted, for the first quarter of 2009 reflected a loss of $4.63.

During the quarter, we recognized additional impairment of classified construction loans due to reduced collateral values based, in part, upon appraisals reflecting valuations deemed to be applicable to the quarter. Our earnings continue to be adversely impacted due to increased levels of impaired loans, charge offs, placement of loans on nonaccrual status and additions to our allowance for loan losses. We anticipate that loan and deposit growth will slow or contract during 2009 as we focus on improving our asset quality and funding base, preserving and increasing capital, and maintaining liquidity. Deposits increased slightly in the first quarter of 2009 primarily because of the Certificate of Deposit Account Registry Service (CDARS) product offered by the Bank, which allows larger depositors (with accounts greater than $250,000) to receive FDIC deposit insurance coverage of up to $50 million. Liquidity remained sufficient throughout the quarter because of the diversity of liquidity sources available and maturing investment securities.

The Company’s shareholders’ equity declined to $38.5 million versus $56.4 million reported at December 31, 2008. As a result, our capital ratios were in the undercapitalized category at March 31, 2009. Capital ratios declined due to the reduction in shareholders’ equity caused by our loss for the quarter offset somewhat by a lower total assets compared to December 31, 2008 levels. In the first quarter of 2009, our management continued to implement elements of the strategic plan designed primarily to strengthen capital, improve liquidity, and manage classified loans and credit risk.

On April 7, 2009 the Company and its wholly owned banking subsidiary mutually agreed to enter into a joint written agreement with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. See the section below entitled “Regulatory Matters” for more information.

Financial Overview

At March 31, 2009, we had total consolidated assets of $872,115,000, a decrease of 6.8% compared to $936,008,000 at year-end 2008, total consolidated net loans of $704,201,000, a decrease of 7.0% compared to $757,461,000 at year-end 2008, total consolidated deposits of $770,734,000, an increase of 0.4% over $767,458,000 at year-end 2008, and consolidated shareholders’ equity of $38,507,000, a decrease of 31.7% compared to $56,372,000 at year-end 2008.

We experienced a quarterly net loss of $18,211,000 for the first quarter of 2009 compared to net income of $2,587,000 reported in the first quarter of 2008 a decrease of $20,798,000 or 803.9% . Diluted earnings per share were $(4.63) for the first quarter of 2009 and $0.64 for the first quarter of 2008. For the first quarter of 2009, the annualized return on average equity (ROAE) and return on average assets (ROAA) were -129.80% and -8.04%, respectively, compared to 18.39% and 1.18%, respectively, for the same period in 2008. During the first three months of 2009, net income decreased primarily due to an increase in the amount of the provision for loan losses which was $37,031,000 compared to $110,000 for the first quarter of 2008, an increase of $36,921,000 ($19,996,000, net of taxes). The remainder of the decrease was from various sources including a decline in interest income for loans placed on nonaccrual, an increase in FDIC deposit insurance expense, and various other items.

The following table provides a summary of the major elements of income and expense for the periods indicated:

Condensed Comparative Income Statement (unaudited)

	Quarter Ended March 31

	2009	2008	% Change

Interest Income	$9,923,000	$14,103,000	-29.64%
Interest Expense	3,350,000	5,859,000	-42.82%

Net Interest Income	6,573,000	8,244,000	-20.27%
Provision for Loan Losses	37,031,000	110,000	33564.55%

Net interest income after
provision for loan losses	(30,458,000)	8,134,000	-474.45%
Noninterest Income	1,615,000	770,000	109.74%
Noninterest Expense	4,700,000	4,387,000	7.13%

Income Before Taxes	(33,543,000)	4,517,000	-842.59%
Provision For Income Taxes	(15,332,000)	1,930,000	-894.40%

Net Income	$ (18,211,000)	$ 2,587,000	-803.94%

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following two tables provide a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

		Quarter Ended March 31

(unaudited)(dollars in thousands)		2009			2008

			Avg	Avg		Avg
	Avg Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Earning assets:
Loans (1)	$ 767,830	$ 9,321	4.92%	$ 721,458	$ 12,943	7.22%
Taxable investments	79,360	559	2.86%	101,241	1,114	4.43%
Tax-exempt investments(2)	4,060	38	3.80%	4,060	38	3.76%
Fed funds sold and other
interest-bearing balances	4,321	5	0.47%	1,659	8	1.94%

Total earning assets	855,571	9,923	4.70%	828,418	14,103	6.85%

Cash & due from banks	29,390			24,151
Other assets	33,903			32,491

Total Assets	$ 918,864			$ 885,060

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 227,454	$ 951	1.70%	$ 280,636	2,498	3.58%
Savings	150,214	784	2.12%	198,713	1,734	3.51%
Time deposits	229,979	1,350	2.38%	92,437	839	3.65%
Other borrowings	39,980	265	2.69%	80,197	788	3.95%

Total interest-bearing liabilities	647,628	3,350	2.10%	651,983	5,859	3.61%

Noninterest-bearing deposits	167,304			157,164
Other liabilities	47,033			19,328

Total Liabilities	861,965			828,475

SHAREHOLDERS' EQUITY
Shareholders' equity	56,899			56,585

Total Liabilities and
Shareholders' Equity	$ 918,864			$ 885,060

Net Interest Income and
Net Interest Margin (3)		$ 6,573	3.12%		$ 8,244	4.00%

1)	Loan interest income includes fee income of $307,000 and $436,000 for the three months ended March 31, 2009 and 2008, respectively. Average balance of loans includes average deferred loan fees of $1,392,000 and $1,640,000 for the three months ended March 31, 2009 and 2008, respectively. The average balance of nonaccrual loans of approximately $65,081,000 has been included in net loans. Certain loans in 2009 and 2008 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

The following table sets forth changes in interest income and interest expense segregated for major categories of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume, and changes in rates. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

	Quarter Ended March 31
		2009 over 2008

(unaudited)(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	763	(4,385)	(3,622)
Taxable investment securities	(210)	(345)	(555)
Tax-exempt investment securities (2)	0	0	0
Fed funds sold and other interest-bearing balances	6	(9)	(3)

Total	559	(4,739)	(4,180)

Interest-Bearing Liabilities:
NOW and money market accounts	(410)	(1,137)	(1,547)
Savings deposits	(362)	(588)	(950)
Time deposits	883	(372)	511
Other borrowings	(319)	(204)	(523)

Total	(208)	(2,301)	(2,509)

Interest Differential	767	(2,438)	(1,671)

1)	Loan interest income includes fee income of $307,000 and $436,000 for the three months ended March 31, 2009 and 2008, respectively. Certain loans in 2009 and 2008 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

Net interest income, before provision for loan loss, was $6,573,000 for the quarter ended March 31, 2009 compared to $8,244,000 for the quarter ended March 31, 2008, a decrease of $1,671,000, or 20.3% .

Interest Income - First quarter 2009 Compared to 2008

Total interest income for the quarter ended March 31, 2009 was $9,923,000 compared to $14,103,000 for the quarter ended March 31, 2008, a decrease of $4,180,000 or 29.6% . Changes in interest income are, generally, the result of changes in the average balances and changes in average yields on earning assets. The decline in interest income was primarily the result of a reduction of the prime lending rate from 5.25% at March 31, 2008 to 3.25% at March 31, 2009. Increases in loans placed on nonaccrual also contributed to the decrease in interest income in the amount of $784,000. The effects on interest income related to changes in volume of assets and changes in rates are included in the Summary of Changes in Interest Income and Expense above. During the first quarter of 2009, total average earning assets were $855,571,000 compared to $828,418,000 during the first quarter of 2008, an increase of $27,153,000, or 3.3% . During the same period, the average rate received on earning assets decreased from 6.85% to 4.70%, or 215 basis points. Of the decrease in interest income, $4,739,000 was due to variances in the average rate earned on earning assets which was partially offset by an increase of $559,000 due to variances in the average balances of earning assets. Loans were the component of earning assets that contributed the majority of the decrease in interest income. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the first quarter of 2009, average loans, net of deferred fees and costs, were $767,830,000 compared to $721,458,000 during the first quarter of 2008, an increase of $46,372,000, or 6.4% . Of the increase, $20,826,000 was from net loan originations and $25,546,000 was from the net increase in fair value of loans hedged through interest rate swap agreements. Generally, as the interest rate swap index rate, 1-month LIBOR, declines, the fair value of loans hedged increases. The increased volume of loans resulted in an increase in interest earned on average loans of $763,000 during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. During this same time period, the average yield earned on average loans decreased from 7.22% to 4.92% . This 230 basis point decrease in average yield resulted in a decrease of $4,385,000 in interest earned on average net loans during the first quarter of 2009 compared to the first quarter of 2008. The net result was a decrease of $3,622,000 in interest earned on average net loans during the first quarter of 2009 compared with the same period of 2008.

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

Provision for Loan Losses

We made a $37,031,000 addition to the allowance for loan losses in the first quarter of 2009 compared to an addition of $110,000 in the first quarter of 2008. The provision for loan losses for the first quarter of 2009 increased due to potential increased credit risk on existing loans which resulted in an increase in the general reserve allocation and an increase in the specific reserve allocation for impaired loans. The provision for loan losses is based upon in-depth analysis, in which Management considers many factors, including changes in historical loss ratios, concentration risks, lending policies and procedures, local and regional economic conditions, nature of the portfolio and terms of loans, experience, ability and depth of lending management, credit quality, quality of the loan review system, collateral values, and effects of other external factors, such as, competition and legal and regulatory requirements related to our allowance for loan losses. Based upon information known to management at the date of this Amended Report, management believes that these additions to the total allowance for loan losses provides the Company with an adequate reserve to absorb losses inherent in the loan portfolio as of March 31, 2009. The total allowance for loan losses was $41,872,000 at March 31, 2009, compared to $15,537,000 at December 31, 2008, an increase of $26,335,000, or 169.5% . The ratio of the allowance for loan losses to total loans, net of unearned income, was 5.61% at March 31, 2009 and 2.01% at December 31, 2008. For further information regarding our allowance for loan losses, see the “Classified Loans”, “Impaired Loans”, and “Allowance for Loan Losses” discussion later in this item.

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

Provision for Income Taxes

The Company recorded an income tax benefit of $15,332,000 in the first quarter of 2009 compared to income tax expense of $1,930,000 in the first quarter of 2008, which was a decrease in the provision for income taxes of $17,262,000 or (894.4%) . The decrease was primarily attributable to the additional provision for loan loss expense of $36,921,000, which resulted in an increase in the total federal and state deferred tax benefit recorded of $16,975,000 as compared to the same period in the prior year. The remainder of the decrease was attributable to the deferred tax benefit recorded on the increase in nonaccrual interest of $698,000, which resulted in an increase in total federal and state deferred tax benefit of $320,000 along with various other temporary differences. For current income tax purposes, the interest that would have accrued on loans placed on nonaccrual status must be included in the computation of taxable income for federal and state purposes. However, under SFAS 109, Accounting for Income Taxes, deferred taxes are recorded for all temporary differences as long as it is more likely than not that the benefit recorded will eventually be realized. Currently, the Company has net taxable income for current income tax purposes due to the deferral of deductions for temporary differences. The Company does anticipate that these temporary differences will eventually reverse as the items giving rise to the deferral are realized. Under current federal and state tax laws, a net operating loss is allowed to be carried back for two years preceding the current year to recapture taxes paid and carried forward for 20 years to offset future taxable income. Based upon an analysis of income taxes paid in the two years preceding the current year, the Company has sufficient taxable income and taxes paid to allow for the current tax benefit recorded in the first quarter of 2009 to be fully realized.

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

The effective tax rates for the three month periods ended March 31, 2009 and 2008 were 45.71% and 42.7%, respectively.

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

Loans

The ending balance for loans, net of unearned income at March 31, 2009 was $746,073,000 which was a decrease of $26,411,000, or 3.5% from the year-end 2008 balance of $772,998,000. Since year-end 2008, significant changes in our loan portfolio were as follows: real estate loans have decreased from $657,984,000 at December 31, 2008 to $643,728,000 at March 31, 2009 (2.2%); commercial loans have decreased from $84,998,000 at December 31, 2008 to $77,621,000 at March 31, 2009 (8.7%); and, loans to finance agricultural production have decreased from $25,080,000 at December 31, 2008 to $19,754,000 (21.2%) .

Credit Risk

We assess and manage credit risk on an ongoing basis through a formal credit review program, internal monitoring and formal lending policies. We believe our ability to identify and assess risk and return characteristics of our loan portfolio are critical for profitability and growth. We emphasize credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, we have recently implemented an enhanced loan review and grading system that is designed to monitor and assess the credit risk inherent in the loan portfolio.

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

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $721,168,000 at March 31, 2009. Management believes that this loan concentration presents a higher risk of collectability in connection with certain of these loans due to substantial recent declines in the economy in general, a decline in real estate values in our primary market area in particular, increases in unemployment and continued illiquidity in the local real estate market. The ultimate recovery of many of these loans is generally dependent upon the successful operation, sale or refinancing of the real estate. We monitor the effects of current and expected market conditions and other factors on the collectability of real estate loans and include the potential effects of these factors in the analysis of the allowance for loan and lease losses, which is discussed in detail below. When, in our judgment, these loans are impaired, a valuation allowance for the impaired amount is included in the determination of the allowance for loan and lease losses. The more significant assumptions we consider involve estimates of the following: lease, absorption and sale rates; real estate collateral values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in some instances, personal guarantees. Potential future loan charge offs beyond those reserved for in our allowance for loan losses in connection with abnormally high rates of impairment arising from general or local economic conditions could adversely affect our future prospects and results of operations.

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

Management continues to evaluate and monitor real estate loans that are largely dependent on the value of real estate collateral to capture changes in values on a timely basis within each quarter. Due to continuing uncertainties related to the real estate values of collateral and financial condition of some of our borrowers, it is possible that additional impairments and classified loans will be identified in the second or subsequent quarters in 2009 and further additions to our allowance for loan losses could be reported in such future periods. The ultimate performance of many of these loans is generally dependent on the financial condition of a diverse group of individual borrowers or successful operation, sale or refinancing of real estate collateral as well as macroeconomic effects beyond the control of the Company. Management continues to work with existing borrowers with classified loans that had been experiencing difficulty and anticipates that some of these problem credits may be successfully restructured, additional collateral will be provided or paid off in subsequent periods, although there is no assurance these efforts will be successful.

Nonaccrual, Past Due, Restructured Loans and Foreclosed Assets

We generally place loans on nonaccrual status when they are determined to be impaired or become 90 days past due as to principal or interest, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans or portions thereof are charged off when, in our opinion, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans performing in compliance with modified terms and OREO at March 31, 2009 and December 31, 2008:

(data in thousands, except percentages)	March 31, 2009	December 31, 2008

Past due 90 days or more and still accruing:
Commercial	$ -	$ -
Real estate	2	306
Consumer and other	21	91
Nonaccrual:
Commercial	5,117	4,951
Real estate	93,114	39,183
Consumer and other	-	-
Restructured (in compliance with modified
terms)	-	-

Total nonperforming and restructured loans	98,254	44,531

Foreclosed Assets	-	-

Total nonperforming and restructured assets	$ 98,254	$ 44,531

Allowance for loan losses as a percentage of
nonperforming and restructured loans	42.62%	34.89%
Nonperforming and restructured loans to total loans,
net of unearned income	13.17%	5.76%
Allowance for loan losses to nonperforming and
restructured assets	42.62%	34.89%
Nonperforming and restructured assets to total assets	11.27%	4.76%

At March 31, 2009, there were nonperforming and restructured loans which totaled $98,254,000 compared to $44,531,000 at December 31, 2008, an increase of $53,723,000. The majority of these loans outstanding at March 31, 2009 were originally placed on nonaccrual or nonperforming status as a result of identified impairments of these loans due to declining real estate values in collateral associated with these loans. In accordance with generally accepted accounting principles, specifically Statement of Financial Accounting Standard (SFAS) 114, when a loan is not performing according to contractual terms and the Company does not expect to receive all amounts due under the loan agreement, the loan must be evaluated for impairment. Generally, the Company must look to the underlying collateral and its fair value at the evaluation date as compared to the balance of the loan outstanding to determine the amount of potential impairment. At March 31, 2009, nonperforming and restructured loans increased to 13.17% of total loans, net of unearned income, compared to 5.76% at December 31, 2008. The ratio of nonperforming and restructured assets to total assets increased to 11.27% at March 31, 2009 compared to 4.76% at December 31, 2008. The balance of nonaccrual loans at March 31, 2009 included $1,610,000 in restructured loans that were not in compliance with modified terms.

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

During the first quarter of 2009 and thereafter through the date of this Amended Report, the Company continued an ongoing evaluation of its classified loan portfolio, the financial condition of certain of the Company’s borrowers and reviewed specific collateral dependent real estate related loans. During this period, the impact of continued recessionary pressures on borrowers and collateral values was gathered by management on a constantly evolving basis. As a result, management identified additional loans that had become impaired and it also downgraded certain loans to classified loan status due to continuing deterioration of credit quality and the borrowers’ ability to make contractually due payments. In addition, during this period, management received new appraisals that, upon analysis, indicated that the value of collateral for certain of the Company’s real estate loans had declined significantly compared to other data which had previously been available to the Company. It was also determined by management that the increased levels of impaired and classified loans should be reflected and reported in this Amended Report.

At March 31, 2009, there were $163,038,000 in classified loans compared to $89,934,000 at December 31, 2008, an increase of $73,104,000, or 81.3% . Of the balance of classified loans at March 31, 2009, $67,032,000 were believed by management to be performing according to their original terms and $96,006,000 were determined to be impaired either from nonperformance according to their original terms or, for those loans that were deemed to be collateral dependent, due to a deficiency in collateral values at the evaluation date. This compares to $23,017,000 performing according to their original terms and $66,917,000 determined to be impaired at December 31, 2008. The classification of these loans as substandard was primarily due to management’s assessment of a potential deterioration in the credit quality of the borrower, change in collateral values due to current market conditions, and the borrower’s ability to continue to make required principal and interest payments.

Impaired Loans

Through our credit review process, management identifies individual loans that are to be evaluated for impairment on a quarterly basis. As previously described above, classified loans include $96,006,000 in impaired loans at March 31, 2009 compared to $66,917,000 at December 31, 2008, an increase of $29,089,000 or 43.5% . The net increase in impaired loans included an additional $29,938,000 of construction and land development loans identified as “impaired” due to continued declines in real estate values associated with those loans. At March 31, 2009, $96,006,000 of impaired loans was nonaccrual status compared to $44,134,000 at December 31, 2008.

In general, impairment was based on the determination that these loans were collateral dependent and repayment of the principal and interest obligations was likely to be derived solely from sale of underlying real estate collateral. During the first quarter of 2009, the Company allocated an additional $11,352,000, net of charge offs, as a specific valuation reserve relating to impaired loans which is included in the total amount of the Company’s allowance for loan losses that is discussed further below. This compares to an addition of $2,530,000 during the fourth quarter of 2008. See Note 3 to our Consolidated Financial Statements above for more information regarding impaired loans.

Other than classified loans disclosed in this Amended Report, including impaired loans, at March 31, 2009, we were not aware of any material potential problem loans which were accruing and current, where Management has serious doubt as to the ability of the borrower to comply with the current repayment terms, however, as stated above, on an ongoing basis we are continuing to seek updated financial information and new appraisals in connection significant real estate loans that are largely dependent on the value of real estate collateral. Due to continuing uncertainties related to real estate valuations and financial condition of some of our borrowers, it is possible that as we receive supplemental financial information and valuations, additional impairments will be identified in the second or subsequent quarters in 2009 and further additions to our allowance for loan losses could be reported in such future periods. The more significant assumptions we consider in the evaluation of impairment involve estimates of the following: lease, absorption and sale rates; real estate collateral values and rates of return; operating expenses; expected cash flows; inflation; and sufficiency of collateral or other resources independent of the real estate including, in many instances, personal guarantees. Consequently, impairment due to deterioration of real estate values for collateral dependant loans or financial condition of borrowers has and may continue to adversely affect our credit quality and earnings. Management will closely monitor all loans identified as impaired on an ongoing basis to timely capture declining values of underlying collateral and continue frequent reviews of other existing loans for potential impairments due to declining collateral values.

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

During 2008 and continuing through the date of this Amended Report, historical loss and other current factors declined significantly compared to these factors in previous years. This was due to increased losses, declining availability of credit in California and nationally, increased concentration risks, decreased real estate valuations and deteriorating economic, employment and credit quality trends. These factor changes resulted in a substantial increase in the balance of our ALLL compared to prior years.

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

At March 31, 2009, the general reserve component of the ALLL was determined to be $27,990,000 compared to $13,007,000 at December 31, 2008. The specific reserve component of the ALLL was set at $13,882,000 at March 31, 2009 compared to $2,530,000 at December 31, 2008.

The ALLL, including both the general and specific reserve components, totaled $41,872,000 or 5.61% of total loans at March 31, 2009, compared to $15,537,000 or 2.01% of total loans at December 31, 2008. At these dates, the allowance represented 42.6% and 34.9% of nonperforming and restructured loans, respectively. For the quarter ended March 31, 2009 we experienced net charge offs of $10,696,000 compared to net recoveries of $60,000 for the first quarter of 2008.

There can be no assurance that the factors we consider in connection with estimating the adequacy of our ALLL or setting special valuation reserves will be accurate. It is our policy to maintain the ALLL at a level considered adequate for risks inherent in the loan portfolio. Based on information available to management at the date of this Amended Report, including economic factors, overall credit quality, views of our regulators, historical delinquency, qualitative factors, and history of actual charge-offs, Management believes that the ALLL was adequate as of March 31, 2009. However, no prediction of the ultimate level of additional provisions to our ALLL or loan charged offs in future periods can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Quarter Ended March 31

	2009	2008

Beginning Balance	$ 15,537,000	$ 8,831,000
Provision charged to expense	37,031,000	225,000
Loans charged off	(10,704,000)	(2,000)
Recoveries	8,000	9,000

Ending Balance	$ 41,872,000	$ 9,063,000

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

In March of 2009, the Company sought to further augment its liquidity by applying to the Federal Reserve Bank of San Francisco for a borrowing line through the discount window. Any borrowing via the Federal Reserve (FRB) discount window will be secured by the pledge of loans as collateral. The Federal Reserve Bank approved the Company’s request for a line and established a total borrowing capacity of approximately $62 million commencing in June 2009. The borrowing availability is based upon the Federal Reserve Bank’s assessment of certain commercial loans to be pledged as collateral to support the line.

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

Over the next 12 months, the Company has projected a reduction in total assets of approximately $45 million. This reduction is expected due to anticipated investment security maturities, net of required replacements, of approximately $25 million, a reduction in net loans of approximately $20 million and a reduction in net deposits of approximately $30 million. These activities are expected to result in net cash to the Company of approximately $15 million. The Company anticipates the net cash provided will be used to reduce certain other short-term borrowings including brokered deposits and/or FHLB advances. However, liquidity could be under additional strain due to restrictions on funding sources, including brokered deposits, due to our capital levels falling below the regulatory minimum for adequately capitalized institutions as of March 31, 2009. As of the date of this Amended Report, the Company’s subsidiary, San Joaquin Bank, is prohibited under applicable law from utilizing brokered deposits, including CDARS deposits, as sources of additional liquidity until such time as capital levels are restored to above regulatory minimums for well-capitalized institutions. At the date of this Amended Report, the Bank is utilizing FHLB borrowing and the FRB discount window to supplement its liquidity needs. While the Company anticipates that it will raise additional capital to be used, in part, to reduce dependency on the FHLB borrowings and the FRB discount window, there can be no assurance that the Company’s efforts to raise additional capital will be successful. Subject to the Company successfully raising additional capital, if significant liquidity pressures on the Bank exceed the level of borrowings available from the FHLB and the FRB, the Company’s viability as a going concern will be threatened.

On a stand-alone basis, the Company is the sole shareholder of the Bank. While the Company has historically maintained its own capital and liquid assets, it also depends on payment from the exercise of outstanding stock options and receiving dividends from the Bank for liquidity purposes. Dividends from the Bank are subject to certain regulatory limitations. The formal Agreement among the Company, the Bank and the FRB and DFI prohibits the Bank from paying cash dividends to the Company except with the prior consent of the regulatory agencies. At March 31, 2009, the Company had cash and other liquid assets of $470,000. Management projects that these funds will be depleted prior to the end of 2009 unless we raise additional capital, our regulators consent to the payment of a dividend from the Bank to the Company or reimbursement for certain services provided by the Company to the Bank, or we obtain an extension of credit from a third party. Management has adopted a capital strategy and budget designed to increase the Company’s capital and which management believes should resolve this liquidity risk, however, there can be no assurance that the Company’s strategy will be successful

Capital Resources

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

The Company's primary capital resource is shareholders’ equity which was $38,507,000 at March 31, 2009 compared to $56,372,000 at December 31, 2008. The change is the result of the net loss for the first quarter and the increase in other comprehensive income for the quarter. Company management can employ various means to manage the Company's capital ratios including controlling asset growth and dividend payouts and raising additional capital.

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

At March 31, 2009, the Company's and Bank’s capital ratios were as follows:

	Actual
			For Capital	To Be Categorized
	Company	Bank	Adequacy Purposes	"Well Capitalized"

Tier 1 leverage ratio	4.34%	4.28%	4%	5%
Tier 1 capital to risk-weighted assets	5.06%	4.99%	4%	6%
Total risk-based capital ratio	7.14%	7.07%	8%	10%

As of March 31, 2009, the Company and the Bank were undercapitalized because they did not meet all applicable requirements necessary to be classified as “adequately capitalized.” This was the result of recognizing additional net losses and including additional amounts in our allowance for loan losses in the first quarter of 2009. As an undercapitalized Bank, certain restrictions are automatically applicable to the Bank under the federal Prompt Corrective Action statute. These restrictions prohibit the Bank, without prior approval, from paying dividends or making other capital distributions, increasing the Bank’s assets, expanding its operations through acquisitions or new branches or lines of business, and paying certain management fees to the Company.

In addition, the Bank and the

Company are required to submit an acceptable capital restoration plan to the Federal Reserve Bank of San Francisco, detailing the steps that we will take to restore the Bank to at least the “adequately capitalized” category. Accordingly, unless we raise significant amounts of equity capital and begin to return to profitability, there is a substantial risk that the Company’s and the Bank’s leverage ratio, tier 1 capital ratio and total risk based capital ratio will remain below “adequately capitalized” levels and our banking regulators may deem our capital restoration plan to be unacceptable.

The principal consequences of the Bank not being classified as “adequately capitalized” or being deemed to have an unacceptable capital restoration plan is that it is likely we will be subjected to additional enforcement actions by federal and state banking regulators and we will not be able to continue to use brokered deposits as a funding source, including CDARS deposits. As a result, if future enforcement actions are imposed on us by our regulators, if we violate any existing or future enforcement agreements or other requirements or experience significant liquidity pressures, our viability as a going concern will be threatened.

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

Regulatory Matters

On April 7, 2009, the Company and the Bank mutually agreed to enter into a joint written agreement (“Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”) and the California Department of Financial Institutions (the “DFI”). The Agreement was based, in part, on certain findings of the FRB in its report of examination that commenced on October 20, 2008. The Company and the Bank are taking steps that they believe will comply with the provisions of the Agreement.

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

The Company agreed that within sixty days of the Agreement it would submit a joint written plan to the FRB and DFI designed to maintain sufficient capital at Bancorp on a consolidated basis and the Bank as a separate stand alone entity. The Agreement does not mandate any minimum capital levels but requires that the plan address Bancorp’s current and future capital requirements, the Bank’s current and future capital requirements, the adequacy of the Bank’s capital taking into account its risk profile and the source and timing of additional funds to satisfy Bancorp’s and the Bank’s future capital requirements. Bancorp and the Bank also agreed not to declare or pay dividends without prior approval of the FRB and, as to the Bank, the DFI. Bancorp further agreed not to make any distributions of interest or principal on subordinated debentures or trust preferred securities and not to incur or increase debt or redeem its stock without the prior approval of the FRB. The Bank will submit regular quarterly progress reports to the FRB and the DFI.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2009 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13(a)-15(e) as of the end of the period covered by this Amended Report. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded at that time that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Amended Report, i.e. March 31, 2009.

As discussed in the Explanatory Note to this Amended Report, however, subsequent to the date of the Original Filing management increased the level of classified and impaired loans and, as a consequence, determined that substantial additional provisions for loan losses and charge offs of classified real estate loans should be reported for the three months ended March 31, 2009. Management recognized the need for the adjustments based upon its review of constantly evolving information regarding the Company’s real estate loan portfolio, evaluation of the underlying collateral and identification of continuing deterioration in the ability of some of our borrowers to make loan payments. While the factors related to individual loans and borrowers varied, the magnitude of the adjustments indicated that our original March 31, 2009 judgments were not accurate.

On this basis, management concluded subsequent to the Original Filing that the Company’s disclosure controls and procedures were not effective as of March 31, 2009 because they did not provide for timely evaluation of and revision, when appropriate, to our approach for assessing credit risk inherent in the Company’s loan portfolio.

Changes in Internal Controls

During the period covered by this Amended Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. However, subsequent to the Original Filing, management identified a material weakness in internal controls as of March 31, 2009 related to the Company’s policies and procedures for monitoring of and responding to certain financial reporting risks. Specifically, the Company’s policies and procedures did not provide for timely evaluation of and revision to management’s approach to assessing credit risk inherent in the Company’s loan portfolio to reflect significant changes in the economic environment. Effective August 5, 2009, with the approval of the Company’s Audit Committee, management completed modifications to its internal control structure and procedures in order to remediate this weakness. Management anticipates that such modified internal controls will operate effectively for the remainder of 2009 and for each reporting period thereafter.

Through these steps, the Company believes it will appropriately address the material weakness that affected its internal control over financial reporting as of March 31, 2009. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors.

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

ITEM 1A. RISK FACTORS

There are risk factors that may affect the Company’s business, financial condition and results of operations, some of which are beyond the control of the Company or not currently known. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2009, at Item 2 of Part I in this Amended Report, sets forth other risks and uncertainties regarding our business. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Current and prospective investors in our securities should carefully consider the risk factors reported in our 2008 Annual Report on Form 10-K, Current Reports on Form 8-K and future Quarterly Reports on Form 10-Q as well as those described below and the other information contained or incorporated by reference in this Amended Report. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the risks described in our 2008 Annual Report on Form 10-K or in this Amended Report actually occur, the Company’s financial condition, results of operations and prospects could be materially and adversely affected. If this were to happen, the value of the Company’s securities could decline significantly or become worthless, and shareholders could lose all or part of their investment. The Company is not aware of any material changes in the risk factors described in the Company’s most recent Annual Report on Form 10-K except as described elsewhere in this Amended Report and below.

Shareholder and Capital Market Risks

We will need to raise additional capital in the near future, but capital may not be available or may be available only on unfavorable terms.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As of March 31, 2009, we were “undercapitalized” under federal guidelines. When a bank is deemed to be “undercapitalized” under the Prompt Corrective Action statute certain restrictions are imposed as a matter of law and the Federal Reserve may take other optional actions. See “Regulatory Risks” below for more information related to Prompt Corrective Action. See also the discussion under the caption “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, of this Amended Report, which is incorporated in this paragraph by reference.

We need to raise significant amounts of additional capital to satisfy the capital plan we have previously adopted as required by our regulators and to provide an appropriate cushion against potential losses. Our ability to raise additional capital depends in part on conditions in the capital markets, which are outside of our control. At present the market for new capital for community banks is very limited. Accordingly, we cannot be certain of our ability to raise additional capital in the future or on terms acceptable to us. If we are able to raise capital, it will most likely be on terms that will be substantially dilutive to current shareholders.

In addition, the use of brokered deposits without regulatory approval from the FDIC is limited to banks that are “well capitalized” under applicable federal regulations. A significant portion of our local deposits are derived through a program known as the Certificate of Deposit Account Registry Service or CDARS. The CDARS program is a deposit swapping service that enables participating banks to provide their customers with access to FDIC-insured certificates of deposit. As of March 31, 2009, approximately $145 million in deposits were derived through the CDARS program.

Since we are now deemed to be undercapitalized, we will not have access to a significant source of funding, including CDARS deposits. This, in turn, will force us to use more expensive sources of funding or to sell loans or other assets at a time when pricing for such assets is not as favorable as CDARS or other brokered deposits. The Bank plans to seek the FDIC’s consent to again utilize CDARS deposits if the Bank becomes “adequately capitalized,” however, there can be no assurance that we will become “adequately capitalized” or that we will receive their consent even if our capital levels do increase to the adequate level. If we cannot raise additional capital, our results of operations and financial condition will continue to be adversely affected.

Funding Risks

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

All depository institutions require access to cash and liquid assets that are convertible to cash to meet their operating needs. Those needs include payment of operating expenses, meeting customers’ withdrawal requests and funding loans. Negative perceptions of our prospects among our customer base resulting from unfavorable operating results for the quarter ended March 31, 2009 or other unfavorable disclosures related to our business or operations in subsequent periods could cause customers to withdraw their deposits at accelerated rates. If our deposit customers should make requests for withdrawal of their deposits substantially in excess of expected withdrawal levels (and in excess of the levels of our liquid assets), we would be required to borrow additional funds or sell other long-term assets in order to raise cash. No assurance can be given as to whether depositors will withdraw funds in excess of the amount of our liquid assets. Additionally, the Company has borrowings outstanding supported by eligible loan collateral with the Federal Home Loan Bank, or FHLB and a line of credit with the Federal Reserve Bank. See the discussion under the caption “Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, of this Amended Report, which is incorporated in this paragraph by reference. The deterioration in credit quality of the pledged assets could impact the level of availability for future advances with FHLB or the Federal Reserve Bank.

Credit Risks

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.

Like all financial institutions, every loan we make carries a risk that it will not be repaid in accordance with its terms, or that collateral for the loan will not be sufficient to assure repayment. This risk is affected by, among other things: cash flow of the borrower and/or the project being financed; in the case of a secured loan, the changes and uncertainties as to the value of the collateral; the creditworthiness of a particular borrower; changes in economic and industry conditions; and the duration of the loan. Our allowance for loan losses as a percentage of total loans outstanding was 5.61% as of March 31, 2009 and 2.01% as of December 31, 2008 but as a percentage of nonperforming and restructured loans was 42.6% as of March 31, 2009, up from 34.9% as of December 31, 2008. As of the three months ended March 31, 2009 compared to December 31, 2008, nonperforming and restructured loans increased by $53.8 million, and our allowance for loan losses increased by a net amount of $32.8 million. Although management believes at the date of this Amended Report that the level of our loan loss allowance was adequate to absorb probable losses in our loan portfolio as of March 31, 2009, management is currently in the process of obtaining updated financial information and new appraisals in connection with a number of significant loans that are dependent on real estate collateral. Due to continuing uncertainties related to the economy, real estate values and the financial condition of some of our borrowers, it is possible that as we receive supplemental financial information and appraisal valuations, additional impairments and classified loans will be identified in the second or subsequent quarters in 2009 and further losses and additions to our allowance for loan losses could be reported in such future periods. Any of these occurrences could adversely affect our business, financial condition and results of operations.

Geographic and Economic Risks

Our concentration in real estate construction loans subjects us to additional risks.

We have a concentration in real estate construction loans. Approximately 25% of our lending portfolio was categorized as construction and land development loans as of March 31, 2009. We had $96 million in impaired loans at March 31, 2009, substantially all of which were considered to be construction and land development loans. Approval and terms of real estate construction loans depend in part on estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction lending involves greater risks than permanent mortgage lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately determine the total funds required to complete a project and its actual market value. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Repayment is substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or if real estate values decline during the construction process or if a project suffers substantial delays, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss. The housing market in Kern County in California where our construction loan accounts are substantially located is depressed, and it will be difficult to sell or refinance units in these projects for the foreseeable future.

Regulatory Risks

Restrictions on dividends and other distributions could limit amounts payable to us.

As a holding company, a substantial portion of our cash flow typically comes from dividends paid by our Bank. Various statutory provisions restrict the amount of dividends our Bank can pay to us without regulatory approval. Under our Agreement with the FRB and the DFI, our regulators have restricted the Company’s and the Bank’s payment of dividends without their consent. As a result, the Company has elected to suspend all cash dividend payments and to defer payments on its Trust Preferred Securities as a measure to conserve capital. We project that our cash and other liquid assets on a parent only stand alone basis as of March 31, 2009 will be depleted prior to the end of 2009 unless we raise additional capital and our regulators consent to the payment of a dividend from the Bank to the Company or reimbursement for certain services provided by the Company to the Bank, or we obtain an extension of credit from a third party. As described in the paragraph below, since we are now deemed to be “undercapitalized,” the Bank cannot legally pay dividends to the Company. In the event we fail to obtain additional liquid assets at the holding company level by raising capital, receiving a dividend from the Bank or otherwise obtain additional operating funds during 2009 we may not have adequate resources to pay our outside auditor, legal counsel and other creditors of the Company.

We are subject to certain mandatory restrictions under the Prompt Corrective Action statute and the Federal Reserve Bank could impose other significant requirements.

As a result of the reductions in the Bank’s capital disclosed elsewhere in this Amended Report, the capital category of the Bank for purposes of the federal Prompt Corrective Action statute, 12 U.S.C § 1831o (”PCA”), is “undercapitalized.” As an undercapitalized bank, certain restrictions have automatically been imposed on the Bank as a matter of law. These restrictions prohibit the Bank, without prior approval, from paying dividends or making other capital distributions, increasing the Bank’s assets, expanding its operations through acquisitions or new branches or lines of business, and paying certain management fees to the Company. In addition, the Bank and the Company are required to submit a capital restoration plan (“CRP”) to the Federal Reserve, detailing the steps that will be taken to restore the Bank to at least the “adequately capitalized” category. As a condition of an acceptable CRP, the Company must provide a guarantee that the Bank’s will comply fully with the CRP until such time as the Bank has maintained capital ratios at least at the “adequately capitalized” level for four consecutive calendar quarters, and appropriate assurances by the Company of its performance under such guarantee. If the Bank and Company were to fail to submit an acceptable CRP, or if the Bank were to become “significantly undercapitalized,” as defined in the PCA statute, the Federal Reserve could impose additional requirements on the Bank. These could include requirements for the Bank to either recapitalize or be acquired by another bank or bank holding company, maintain an adequate allowance for loan losses, further restrictions on interest rates paid by the Bank, asset growth, branching, transactions with affiliates, executive compensation, and directives that the Bank make changes in its executive management and board of directors.

We may be subject to further regulatory action.

The FRB and the DFI required the Company and the Bank to enter into a joint written agreement dated as of April 7, 2009. See the discussion under the caption “Capital Resources” and “Regulatory Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, of this Amended Report, which is incorporated in this paragraph by reference. As a result of being “undercapitalized” under the PCA statute, we are required to submit an acceptable CRP to the Federal Reserve. If the CRP that we submit is unacceptable or we become “significantly undercapitalized”, the Federal Reserve will likely impose a Prompt Corrective Action Directive on the Bank. We cannot predict with any certainty the terms that would be in such a Directive, however, it is possible that a Directive could include substantially all of the requirements outlined in the above paragraph, Additionally, if our capital declines further or our condition otherwise deteriorates, the California Department of Financial Institutions could take its own enforcement actions which could include, among other things, institution of a cease and desist proceeding or issuance of a capital demand letter. No assurance can be given that state or federal regulators will not take further enforcement action against us including potentially closing the Bank.

Accounting Risks

The accuracy of the Company’s judgments and estimates about financial and accounting matters will impact operating results and financial condition.

The discussion under “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, of this Amended Report and the information referred to in that discussion is incorporated by reference in this paragraph. The Company makes certain estimates and judgments in preparing its financial statements. The quality and accuracy of those estimates and judgments will have an impact on the Company’s operating results and financial condition. Please refer to the information under “Controls and Procedures” in Part I, Item 4 of this Amended Report for a discussion indicating that after the Company’s original report on Form 10-Q for March 31, 2009 was filed with the Securities and Exchange Commission, management concluded that the Company’s disclosure controls and procedures as of that date were not effective and that a material weakness in the Company’s internal control of financial reporting existed as of March 31, 2009. The information referred to in that discussion is incorporated herein. As of the Date of this Amended Report, the Company’s management has adopted modifications to its disclosure controls and procedures and internal control structure and procedures. While the Company believes these changes will appropriately remediate the deficiencies that existed as of March 31, 2009, all such systems and procedures are subject to inherent limitations and there can be no assurance that any system of internal controls over financial reporting will prevent or detect all errors.

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

August 6, 2009	SAN JOAQUIN BANCORP
(Registrant)

By: /s/ Stephen M. Annis
Stephen M. Annis Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)