Form 10-Q
period 2009-06-30
SAN JOAQUIN BANCORP
filed 2009-08-10
CIK 1368883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2009

or

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
No par value Common Stock: 3,936,529 shares outstanding at August 5, 2009

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
	June 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$ 18,220,000	$ 31,607,000
Interest-bearing deposits in banks	12,580,000	568,000
Federal funds sold	-	520,000

Total cash and cash equivalents	30,800,000	32,695,000
Investment securities:
Held-to-maturity (market value of $38,817,000 and
$88,663,000 at June 30, 2009 and December 31, 2008, respectively)	38,806,000	89,177,000
Available-for-sale	16,136,000	6,335,000

Total Investment Securities	54,942,000	95,512,000
Loans, net of unearned income	712,091,000	772,998,000
Allowance for loan losses	(45,024,000)	(15,537,000)

Net Loans	667,067,000	757,461,000
Premises and equipment	14,133,000	13,345,000
Investment in real estate	-	513,000
Interest receivable and other assets	67,112,000	36,482,000

TOTAL ASSETS	$ 834,054,000	$ 936,008,000

LIABILITIES
Deposits:
Noninterest-bearing	$ 163,317,000	$ 172,317,000
Interest-bearing	522,786,000	595,141,000

Total Deposits	686,103,000	767,458,000
Short-term borrowings	61,950,000	48,400,000
Long-term debt and other borrowings	16,310,000	17,076,000
Accrued interest payable and other liabilities	32,645,000	46,702,000

Total Liabilities	797,008,000	879,636,000

SHAREHOLDERS' EQUITY
Common stock, no par value - 20,000,000 shares authorized;
3,936,529 and 3,936,529 issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	20,683,000	20,683,000
Additional paid-in capital	865,000	718,000
Retained earnings	17,541,000	37,576,000
Accumulated other comprehensive income (loss)	(2,043,000)	(2,605,000)

Total Shareholders' Equity	37,046,000	56,372,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 834,054,000	$ 936,008,000

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Quarter Ended June 30		Year to date June 30

	2009	2008	2009	2008

INTEREST INCOME
Loans (including fees)	$ 8,378,000	$ 11,926,000	$ 17,699,000	$ 24,869,000
Investment securities:
Taxable investment securities	408,000	969,000	967,000	2,083,000
Tax-exempt investment securities	18,000	38,000	56,000	76,000
Fed funds & other interest-bearing balances	1,000	6,000	6,000	14,000

Total Interest Income	8,805,000	12,939,000	18,728,000	27,042,000

INTEREST EXPENSE
Deposits	2,476,000	3,787,000	5,561,000	8,858,000
Short-term borrowings	19,000	370,000	50,000	880,000
Long-term borrowings	223,000	207,000	457,000	485,000

Total Interest Expense	2,718,000	4,364,000	6,068,000	10,223,000

Net Interest Income	6,087,000	8,575,000	12,660,000	16,819,000
Provision for loan losses	6,788,000	218,000	43,819,000	328,000

Net Interest Income After Loan Loss Provision	(701,000)	8,357,000	(31,159,000)	16,491,000

NONINTEREST INCOME
Service charges & fees on deposits	354,000	280,000	716,000	537,000
Other customer service fees	259,000	331,000	479,000	595,000
Gain on sale of real estate & other assets	-	-	781,000	-
Gain on sale of available-for-sale securities	22,000	-	168,000	-
Other	92,000	267,000	198,000	516,000

Total Noninterest Income	727,000	878,000	2,342,000	1,648,000

NONINTEREST EXPENSE
Salaries and employee benefits	2,461,000	2,747,000	4,539,000	5,503,000
Occupancy	244,000	251,000	466,000	486,000
Furniture & equipment	372,000	309,000	756,000	597,000
Promotional	161,000	174,000	332,000	347,000
Professional	759,000	371,000	1,142,000	690,000
Other	1,515,000	682,000	2,977,000	1,298,000

Total Noninterest Expense	5,512,000	4,534,000	10,212,000	8,921,000

Income (Loss) Before Taxes	(5,486,000)	4,701,000	(39,029,000)	9,218,000
Income Taxes	(3,662,000)	2,058,000	(18,994,000)	3,988,000

NET INCOME (LOSS)	$ (1,824,000)	$ 2,643,000	$ (20,035,000)	$ 5,230,000

Basic Earnings per Share	$ (0.46)	$ 0.67	$ (5.09)	$ 1.33

Diluted Earnings per Share	$ (0.46)	$ 0.65	$ (5.09)	$ 1.29

See Notes to Unaudited Consolidated Financial Statements

SAN JOAQUIN BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Year to date June 30

	2009	2008

Cash Flows From Operating Activities:
Net Income	$ (20,035,000)	$ 5,230,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for possible loan losses	43,819,000	328,000
Depreciation and amortization	499,000	447,000
Stock-based compensation expense	147,000	144,000
Net gain on sale of real estate & other assets	(781,000)	-
Deferred income taxes	(15,222,000)	(249,000)
Net amortization (accretion) of investment securities	(254,000)	27,000
Increase in interest receivable and other assets	(15,424,000)	(2,685,000)
Increase in accrued interest payable and other liabilities	10,167,000	(429,000)

Total adjustments	22,951,000	(2,417,000)

Net Cash Provided by Operating Activities	2,916,000	2,813,000

Cash Flows From Investing Activities:
Proceeds from maturing and called investment securities	54,251,000	36,964,000
Net increase in loans made to customers	22,929,000	(27,390,000)
Net additions to premises and equipment	7,000	(1,327,000)

Net Cash Applied to Investing Activities	63,760,000	(1,793,000)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	(76,744,000)	(14,891,000)
Net increase (decrease) in certificates of deposit	(4,611,000)	26,261,000
Net increase (decrease) in short-term borrowings	13,550,000	(6,600,000)
Payments on long-term debt and other borrowings	(766,000)	(6,000)
Proceeds from long term debt and other borrowings	-	-
Cash dividends paid	-	(1,074,000)
Proceeds from issuance of common stock	-	390,000

Net Cash Provided by Financing Activities	(68,571,000)	4,080,000

Net Increase (Decrease) in Cash and Cash Equivalents	(1,895,000)	5,100,000
Cash and Cash Equivalents, at Beginning of Period	32,695,000	26,928,000

Cash and Cash Equivalents, at End of Period	$ 30,800,000	$ 32,028,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$ 5,540,000	$ 8,871,000

Income taxes	$ -	$ 4,201,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required for audited financial statements. In the opinion of Management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2009 and December 31, 2008, the results of operations for the six months ended June 30, 2009 and 2008, and cash flows for the six month periods ended June 30, 2009 and 2008.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as well as other information included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the six month periods ended June 30, 2009 and 2008 may not necessarily be indicative of the operating results for the full year.

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

There are 20,000,000 shares of common stock, no par value, authorized. There were 3,936,529 and 3,936,529 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively. The Company also has 5,000,000 authorized shares of preferred stock, with 0 shares outstanding.

NOTE 2 - STOCK COMPENSATION

Effective January 1, 2006, the Company adopted the requirements of SFAS 123R on a prospective basis. Compensation expense was $147,000 and $144,000 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

Loans by major category consist of the following:

	June 30, 2009	December 31, 2008

Commercial and industrial loans	$ 74,605,000	$ 84,998,000
Real estate loans
Construction and land development	160,514,000	196,371,000
Secured by residential properties	28,996,000	33,202,000
Secured by farmland	70,378,000	65,283,000
Secured by commercial properties	349,177,000	363,128,000
Consumer loans	3,656,000	4,719,000
Loans to finance agricultural production	23,476,000	25,080,000
All other loans	2,421,000	1,731,000

Gross Loans	713,223,000	774,512,000
Less: Deferred loan fees	1,132,000	1,514,000

Total Loans, net of unearned income	712,091,000	772,998,000
Less: Allowance for possible loan losses	45,024,000	15,537,000

Net Loans	$ 667,067,000	$ 757,461,000

At June 30, 2009 and December 31, 2008, loans included fair value adjustments of $8,960,000 and $32,606,000, respectively, for loans hedged in accordance with SFAS No. 133.

At June 30, 2009 and December 31, 2008, the Company had loans amounting to approximately $157,367,000 and $89,934,000, respectively, which were specifically classified as loans that, when based upon current information and events, it is possible that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At these dates, classified loans included $92,833,000 and $66,917,000 in impaired loans, respectively.

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

The following table presents summary information relating to loan impairment and the allowance for loan losses:

June 30, 2009	June 30, 2008

Loans not determined to be impaired	$ 620,390,000	$ 707,595,000

Recorded investment in impaired loans:
Impaired loans with a specific valuation allowance	62,528,000	21,158,000
Impaired loans without a specific valuation allowance	30,305,000	45,759,000

Total Impaired Loans	92,833,000	66,917,000

Unearned income	(1,132,000)	(1,514,000)

Total loans, net of unearned income	712,091,000	772,998,000

General provision for probable loan losses under SFAS 5	(26,874,000)	(13,007,000)
Valuation allowance related to impaired loans under SFAS 114	(18,150,000)	(2,530,000)

Total allowance for loan losses	(45,024,000)	(15,537,000)

Net Loans	$ 667,067,000	$ 757,461,000

Changes in the allowance for loan losses are as follows:

Quarter Ended June 30	Year to Date June 30

2009	2008	2009	2008

Beginning Balance	$ 41,872,000	$ 9,438,000	$ 15,537,000	$ 9,268,000
Provision charged to expense	6,788,000	218,000	43,819,000	328,000
Loans charged off	(3,636,000)	-	(14,340,000)	-
Recoveries	-	38,000	8,000	98,000

Ending Balance	$ 45,024,000	$ 9,694,000	$ 45,024,000	$ 9,694,000

The following is a summary of information pertaining to impaired loans:

June 30	December 31
2009	2008

Impaired loans with specific valuation allowance	$ 62,528,000	$ 21,158,000
Valuation allowance related to impaired loans	(18,150,000)	(2,530,000)
Impaired loans without specific valuation allowance	30,305,000	45,759,000

Impaired loans, net of valuation allowance	$ 74,683,000	$ 64,387,000

The valuation allowance represents the portion of the recorded investment in impaired loans that the company believes is probable that will not be collectible. When losses relating to impaired loans are confirmed, they are charged against the valuation allowance included in the allowance for loan losses.

	Quarter to Date		Year to Date
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Average investment in impaired loans for the period	95,971,132	$ 9,444,000	80,801,945$	$ 7,100,000
Interest recognized during the period for impaired loans	-	166,000	-	166,000
Interest recognized on a cash basis during the period for impaired
loans	-	-	-	-

Interest income on impaired loans is recognized as earned on an accrual basis except for impaired loans that have been placed on nonaccrual status. $92,833,000 of the loans disclosed above was on nonaccrual status at June 30, 2009 compared to $44,134,000 at December 31, 2008. Interest income received on nonaccrual impaired loans is recognized as received on a cash basis.

At June 30, 2009, approximately $6,445,000 in additional funds was committed to be advanced in connection with impaired loans. The remaining commitments primarily relate to lines of credit, and some of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future required advances.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair Market value at Reporting Date Using

		Quoted Prices in Active		Significant
		Markets for Identical	Significant Other	Unobservable
		Assets	Observable	Inputs
Description	June 30, 2009	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Available-for-sale securities	$ 16,136,000	$ 2,448,000	$ 13,688,000	$ -

Liabilities:
Derivatives	20,612,000	-	20,612,000	-

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is determined when full payment under the loan terms is not expected to be probable. Impaired loans can be carried at the present value of estimated future cash flows using the current loan rate, or the fair value of collateral if the loan is collateral dependent. If the carrying value of loans has been determined based on observable market prices or fair values of collateral, these amounts fall within the scope of SFAS 157 as a fair value measurement. During the second quarter of 2009, certain loans were evaluated for impairment. In each case, the fair value of the loans was determined using the fair value of collateral as determined by an independent real estate appraiser using sales of comparable collateral. This valuation falls within the scope of Level 2 Inputs based upon value determination using the highest-and-best-use concept explained in SFAS 157.

Assets Measured at Fair Value on a Nonrecurring Basis

Fair Market value at Reporting Date Using

		Quoted Prices in Active		Significant
		Markets for Identical	Significant Other	Unobservable
		Assets	Observable	Inputs
Description	June 30, 2009	(Level 1)	Inputs (Level 2)	(Level 3)

Impaired Loans, net	$ 74,683,000	$ -	$ 74,683,000	$ -

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

At June 30, 2009, we had interest rate swap agreements that qualified as cash flow hedges on $10,000,000 notional amount of indebtedness. The fair value of the interest rate swaps that qualified as cash flow hedges was a liability of $905,000 and is included with accrued interest payable and other liabilities on the balance sheet. The net gain or loss on the ineffective portion of this interest rate swap agreement was not material for the quarter ended June 30, 2009. There were no other agreements outstanding at June 30, 2008.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At June 30, 2009, 100% of San Joaquin Bancorp’s ownership interest in San Joaquin Bank was pledged by us as collateral for interest rate swap agreements.

Interest Rate Risk Management - Fair Value Hedging Instruments

The Company originates fixed and variable-rate loans. Fixed-rate loans expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate loan portfolio. It is the Company’s objective to hedge the change in fair value of fixed-rate loans at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in value of the loans due to changes in expected interest rate assumptions. The Company utilizes interest rate swap agreements that provide for a series of fixed rate payments in exchange for receiving a series of floating rate payments based on the one-month or six-month LIBOR. These swap agreements are accounted for using the short-cut, long-haul, and offsetting derivatives methods under SFAS 133 as the designation requires for each separate agreement. In the second quarter of 2009, the Company elected to convert the

LIBOR index for $84,488,000 notional amount of interest rate swap agreements from a one-month index to a three-month index to achieve a projected improvement in yield. Consequently, the accounting treatment of those agreements converted changed from the short-cut method to the offsetting derivatives method. Under the offsetting derivatives method, the derivative portion of the yield maintenance agreement that represents a stream of payments to be received or paid in the future associated with the underlying hedged asset, the loan, is separated and carried at its market value at the balance sheet date. This market value of this derivative is reflected as other assets or other liabilities on the balance sheet based upon whether the fair value is positive or negative at the balance sheet reporting date.

The Company believes it is economically prudent to keep hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement. For those loans management decides to hedge, hedging relationships are established on a loan-by-loan basis at the time the loan is originated.

As of June 30, 2009, we had interest rate swap agreements on $192,051,000 notional amount of indebtedness as compared to $194,560,000 at December 31, 2008. As of June 30, 2009 and December 31, 2008, the fair value of the swaps was a liability of $19,707,000 and $32,602,000, respectively, and is included with other liabilities on the balance sheet. At June 30, 2009, a corresponding fair value adjustment of $8,959,000 is included on the balance sheet with the fixed-rate loans for those agreements accounted for under the short-cut and long-haul methods, and a fair value adjustment of $10,750,000 is included in other assets for those agreements account for under the offsetting derivatives method for a combined total of $19,709,000. The difference of $2,000 represents ineffectiveness at June 30, 2009. The ineffective portion of the interest rate swap agreements was a $2,000 loss in 2009 compared to a $17,000 loss in 2008. The ineffectiveness was recognized as an adjustment to noninterest expense for the each of the respective periods.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At June 30, 2009, investment securities with a market value of $26,845,000 were pledged by us as collateral for interest rate swap agreements.

June 30, 2009	Liability Derivatives

	Balance Sheet	Fair Value
	Location

Derivatives Designated as
Hedging Instruments Under
SFAS 133:
Interest rate contracts	Accrued interest	19,707,000
	payable and
	other liabilities

Total Derivatives Designated as		19,707,000
Hedging Instruments Under
SFAS 133

June 30, 2009	Location of Gain	Amount of Gain	Location of Gain	Amount of Gain
	or (Loss)	or (Loss)	or (Loss)	or (Loss)
	Recognized in	Recognized in	Recognized in	Recognized in
	Income on	Income on	Income on	Income on
	Derivative	Derivative	Derivative	Derivative
			(Ineffective	(Ineffective
			Portion)	Portion)

Derivatives in SFAS 133 Fair
Value Hedging Relationships:
Interest Rate Contracts	Interest income	(4,156,000)	Noninterest	(2,000)
expense

Total		(4,156,000)		(2,000)

June 30, 2009	Amount of Gain	Location of	Amount of Gain	Location of	Amount of Gain
	or (Loss)	Gain or (Loss)	or (Loss)	Gain or (Loss)	or (Loss)
	Recognized in	Reclassified	Reclassified	Recognized in	Recognized in
	OCI on	from OCI into	from OCI into	Income on	Income on
	Derivative	Income	Income	Derivative	Derivative
		(Effective	(Effective	(Ineffective	(Ineffective
		Portion)	Portion)	Portion)	Portion)

Derivatives in SFAS 133 Cash
Flow Hedging Relationships:
Interest Rate Contracts	(490,000)		(174,000)	-	-

Total	(490,000)		(174,000)		-

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $133,758,000 and standby letters of credit of approximately $2,881,000, at June 30, 2009. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $35,854,000 of loan commitments outstanding at June 30, 2009 related to construction loans secured by real estate. The remaining commitments primarily relate to revolving lines of credit or commercial loans or other unused commitments, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the three month periods ended June 30 is reconciled as follows:

	Quarter Ended June 30		Year to date June 30
	2009	2008	2009	2008

Basic Earnings per Share:
Net income	$ (1,824,000)	$ 2,643,000	$ (20,035,000)	$ 5,230,000
Weighted average common shares outstanding	3,937,000	3,924,000	3,937,000	3,919,000

Basic Earnings per Share	$ (0.46)	$ 0.67	$ (5.09)	$ 1.33

Diluted Earnings per Share:
Net income	$ (1,824,000)	$ 2,643,000	$ (20,035,000)	$ 5,230,000
Weighted average common shares outstanding	3,937,000	3,924,000	3,937,000	3,919,000
Dilutive effect of outstanding options	-	146,000	-	141,000

Weighted average common shares outstanding - Diluted	3,937,000	4,070,000	3,937,000	4,060,000

Diluted Earnings per Share	$ (0.46)	$ 0.65	$ (5.09)	$ 1.29

For the quarter to date and year to date periods ended June 30, 2009, there were options to purchase 406,000 shares of common stock outstanding that were not considered in computing diluted earnings per share because they were antidilutive. For the quarter to date and year to date periods ended June 30, 2008, there were options to purchase 161,000 and 172,000 shares of common stock outstanding, respectively, that were not considered in computing diluted earnings per share because they were antidilutive.

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

	Quarter to Date June 30		Year to Date June 30
	2009	2008	2008	2007

Net Income	($1,824,000)	$2,643,000	$ (20,035,000)	$5,230,000
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) arising during the period on cash flow hedges	261,000	(153,000)	391,000	(231,000)
Unrealized holding gains (losses) arising during the period on securities	(64,000)	(36,000)	(16,000)	(15,000)
Unamortized post-retirement benefit obligation	93,000	47,000	187,000	99,000

Other Comprehensive Income (loss)	290,000	(142,000)	562,000	(147,000)

Total Comprehensive Income	($1,534,000)	$2,501,000	($19,473,000)	$5,083,000

NOTE 9 - POST RETIREMENT BENEFITS

In accordance with SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", the Company provides the following interim disclosure related to its post-retirement benefit plan. The following table sets forth the effects of net periodic benefit cost for the three months ended June 30:

	Quarter to Date June 30		Year to Date June 30
	2009	2008	2008	2007

Service Cost	$ 5,000	$ 74,000	$ 10,000	$ 148,000
Interest Cost	155,000	132,000	311,000	263,000
Amortization of Unrecognized Prior Service Costs	77,000	78,000	154,000	156,000
Amortization of Net Obligation at Transition	-	-	-	-
Amortization of Unrecognized (Gains) and Losses	96,000	9,000	192,000	19,000

Net Periodic Pension and Post-Employment Benefits Cost	$ 333,000	$ 293,000	$ 667,000	$ 586,000

NOTE 10 – MINIMUM CAPITAL REQUIREMENTS AND REGULATORY MATTERS

Minimum Capital Requirements and Capital Resources

Capital is a critical factor for the Company. Historically, the Company has generated capital through the retention of earnings, the issuance of trust preferred securities and the exercise of stock options. The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and potential expansion. The Company is subject to various regulatory capital requirements administered by the federal banking agencies and California Department of Financial Institutions. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements.

The Company's primary capital resource is shareholders’ equity which was $37,238,000 at June 30, 2009 compared to $56,372,000 at December 31, 2008. The change is the result of the net loss for the first and second quarters and the increase in other comprehensive income for the quarter. Company management can employ various means to manage the Company's capital ratios including controlling asset growth and dividend payouts and raising additional capital.

In addition to shareholders' equity, the Company also has issued certain capital securities that qualify as either Tier 1 or Tier 2 capital under applicable regulatory guidelines. The capital securities consist of $10,000,000 in trust preferred securities, treated as Tier 1 capital, and a $6,000,000 subordinated note issued by the Bank, treated as Tier 2 capital.

At June 30, 2009, the Company's and Bank’s capital ratios were as follows:

		Actual
				For Capital	To Be Categorized
	Company		Bank	Adequacy Purposes	"Well Capitalized"

Tier 1 leverage ratio	4.17%		4.12%	4%	5%
Tier 1 capital to risk-weighted assets	4.64%		4.59%	4%	6%
Total risk-based capital ratio	6.75%		6.70%	8%	10%

As of June 30, 2009, the Company and the Bank were undercapitalized because they did not meet all applicable requirements necessary to be classified as “adequately capitalized.” This was the result of recognizing additional net losses and including additional amounts in our allowance for loan losses in the first quarter of 2009. As an undercapitalized Bank, certain restrictions are automatically applicable to the Bank under the federal Prompt Corrective Action statute (“PCA”). These restrictions prohibit the Bank, without prior approval, from paying dividends or making other capital distributions, increasing the Bank’s assets, expanding its operations through acquisitions or new branches or lines of business, and paying certain management fees to the Company. In addition, the Bank and the Company have submitted a capital restoration plan to the Federal Reserve Bank of San Francisco, detailing the steps proposed by management to restore the Bank to the “well-capitalized” category. Currently, the Company’s and Bank’s tier 1 leverage and tier 1 risk-based capital ratios remain above “adequately capitalized” levels. However, the respective total risk-based capital ratios are below “adequately capitalized” levels. Accordingly, unless the Company raises significant amounts of equity capital and begins to return to profitability, there is a substantial risk that the Company’s and the Bank’s total risk-based capital ratios will remain below “adequately capitalized” levels and our banking regulators may deem our proposed capital restoration plan to be unacceptable.

In 2009, Management developed a capital strategy and a capital restoration plan to enhance capital balances, improve capital ratios, and restore the Company’s capital to a level necessary to be considered “well capitalized.” Based upon our financial position as of June 30, 2009, management projects the Company will require an equity infusion of approximately $34.5 million, net of transaction costs, of which approximately $33.8 million would be contributed to the Bank as tier 1 capital, in order to return the Company and the Bank to “well capitalized” status. Longer term, management’s capital strategy includes goals to attain minimum capital ratios for tier 1 leverage, tier 1 risk-based capital and total risk-based capital of 8%, 9%, and 12%, respectively, by the end of 2009 The Company intends to raise additional capital through the issuance of common stock or preferred stock in order to increase its capital, however, there can be no assurance that any capital can be raised or, if raised, that the terms associated with such equity will not materially adversely impact the Company’s results of operations and cause significant dilution to the interests of the Company’s existing shareholders.

To preserve capital, the Company’s board of directors suspended cash dividend payments for 2009 and it is unlikely that cash dividends will be declared or paid on our common stock in 2010. Additionally, effective March 31, 2009, the Company suspended quarterly interest payments on its trust preferred securities for at least eight (8) consecutive quarters pursuant to a right to suspend such payments in the documentation for such securities. Suspended quarterly interest payments accrue at a variable quarterly interest rate of Libor plus 1.60 basis points compounded quarterly from the date payment was otherwise due and payable until the date paid. The Company has the right to elect to defer the quarterly interest payment on its trust preferred securities for up twenty (20) calendar quarters provided that no event of default is deemed to have occurred (as defined in the applicable documentation). Thus, the Company could elect to defer quarterly interest payments for up to an additional twelve (12) quarters.

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

In connection with the Bank’s classified loans, the Bank agreed to (1) refrain from extending or renewing credit to any borrower, or any related interest of the borrower, who is obligated to the Bank on any extension of credit where any portion of said loan has been charged off or classified, in whole or in part, as loss as long as such credit remains uncollected without second obtaining the FRB’s and DFI’s consent; (2) obtain the approval of the Bank’s Board of Directors or the Bank’s Loan Committee prior to extending or renewing any credit to any borrower, or any related interest of the borrower, whose credit is classified as doubtful or substandard; and (3) update the FRB and DFI quarterly with respect to its progress in connection with all Larger Problem Loans and include updated lists as to all problem, past due and nonaccrual loans.

Under certain circumstances, the FRB and the DFI have the legal authority to impose additional formal enforcement actions against the Company and Bank upon determining that either or both entities have further financial or managerial deficiencies or if the provisions of the Agreement are violated or if the FRB finds our proposed capital restoration plan submitted pursuant to the PCA statute to be unacceptable. Enforcement actions can include, among other things, cease and desist orders, capital directives and civil money penalty actions. If the Bank or the Company fails to comply with or breaches the requirements in the Agreement, under the PCA statute, or any subsequent order or directive, the regulators may take further action to remedy or resolve such failures or breaches which could materially adversely impact the prospects, business and future operations of the Company and Bank and could threaten the Company’s and the Bank’s viability as going concerns.

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

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this report on Form 10-Q. The results of operations for the three-month periods ended June 30, 2009 and 2008 may not necessarily be indicative of the operating results for the full year.

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

General Overview

For the second quarter of 2009, our primary focus areas were capital adequacy, improving asset quality, and maintaining sufficient liquidity. These areas are considered most important due to additional losses incurred by the Company in the second quarter resulting from increases in adversely classified loans and impairment of a portion of those loans. The current state of the economy and real estate market remain a concern and could continue to adversely affect asset quality and earnings potential for the remainder of 2009. However, recent positive indicators such as housing starts and existing home sales have shown slight improvement and other economic indicators such as unemployment and GDP are showing signs that the recession may be easing. During the second quarter, the Company charged off an additional $3.6 million in loans and a recorded a corresponding provision for loan losses of $6.8 million, the net loss for the quarter was $1.82 million compared to a second quarter 2008 net profit of $2.64 million. Earnings per share, both basic and diluted, for the second quarter of 2009 reflected a loss of $0.46. For the second quarter of 2008, earnings per share, basic and diluted, were $0.67 and $0.65, respectively.

During the second quarter, we recognized additional impairment of classified construction loans due to reduced collateral values based, in part, upon appraisals reflecting valuations deemed to be applicable to the quarter. Our earnings continue to be adversely impacted due to increased levels of impaired loans, charge offs, placement of loans on nonaccrual status and additions to our allowance for loan losses. We anticipate that loan and deposit growth will slow or contract during 2009 as we focus on improving our asset quality and funding base, preserving and increasing capital, and maintaining liquidity. Deposits decreased by approximately 11% in the second quarter of 2009 primarily because of declines in traditional brokered deposits and Certificate of Deposit Account Registry Service (CDARS) deposits that the Company was not allowed to renew during the second quarter for regulatory reasons due to the Company’s total risk-based capital level falling below 8%, the regulatory minimum to be considered “adequate” for regulatory purposes. As of June 30, 2009, Tier 1 leverage and tier 1 risk-based capital ratios remained above 4%, the regulatory minimum to be considered “adequate” for regulatory purposes. Liquidity remained sufficient throughout the quarter because of liquidity sources available and maturing investment securities.

The Company’s shareholders’ equity declined to $37.0 million versus $56.4 million reported at December 31, 2008. Capital ratios declined due to the reduction in shareholders’ equity caused by our loss for the year to date period ended June 30, 2009 offset somewhat by a lower total assets compared to December 31, 2008 levels. In the second quarter of 2009 and as of the date of this report, our primary focus continues to be raising capital to improve capital ratios above the well-capitalized levels for tier I leverage of 5%, tier I risk-based capital of 6%, and total risk-based capital of 10%. On July 20, 2009, we announced that we had entered into definitive stock purchase agreements with investors in connection with a private placement of $38 million of common stock at $4.68 per share. Our current report on Form 8-K, which was filed with the SEC on July 22, 2009 and the discussion below under “Capital Resources”, provides additional information related to this transaction. As of the date of this report, the investors had not fully satisfied certain conditions that are necessary prior to consummation of the transaction. Management continues to pursue other strategies designed to strengthen capital, improve liquidity, and manage classified loans and credit risk, although there can be no assurance that we will be successful in these efforts.

On April 7, 2009 the Company and its wholly owned banking subsidiary mutually agreed to enter into a joint written agreement with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. See the section below entitled “Regulatory Matters” for more information.

Financial Overview

At June 30, 2009, we had total consolidated assets of $834,054,000, a decrease of 10.9% compared to $936,008,000 at year-end 2008, total consolidated net loans of $667,067,000, a decrease of 11.9% compared to $757,461,000 at year-end 2008, total consolidated deposits of $686,103,000, a decrease of 10.6% over $767,458,000 at year-end 2008, and consolidated shareholders’ equity of $37,046,000, a decrease of 34.3% compared to $56,372,000 at year-end 2008.

We experienced a quarterly net loss of $1,824,000 for the second quarter of 2009 compared to net income of $2,643,000 reported in the second quarter of 2008 a decrease of $4,467,000 or 169.0% . Diluted earnings per share were $(0.46) for the second quarter of 2009 and $0.65 for the second quarter of 2008. For the second quarter of 2009, the annualized return on average equity (ROAE) and return on average assets (ROAA) were -18.88% and -0.86%, respectively, compared to 17.98% and 1.18%, respectively, for the same period in 2008. During the quarter, net income decreased primarily due to an increase in the amount of the provision for loan losses which was $6,788,000 compared to $218,000 for the second quarter of 2008, an increase of $6,570,000 ($3,558,000, net of taxes). The remainder of the decrease was from various sources including a decline in interest income for loans placed on nonaccrual, an increase in FDIC deposit insurance expense, and various other items described below.

For the six months ended June 30, 2009, we recorded a net loss of $20,035,000 compared to net income of $5,230,000 reported in the same period of 2008. Diluted earnings per share were $(5.09) and $1.29 for the year-to-date periods ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, ROAE and ROAA were -84.57% and -4.57%, respectively, compared to 18.18% and 1.18% for the same period in 2008.

The following table provides a summary of the major elements of income and expense for the periods indicated:

Condensed Comparative Income Statement (unaudited)

	Quarter Ended June 30			Year to date June 30

	2009	2008	% Change	2009	2008	% Change

Interest Income	$8,805,000	$12,939,000	-31.95%	$18,728,000	$27,042,000	-30.74%
Interest Expense	2,718,000	4,364,000	-37.72%	6,068,000	10,223,000	-40.64%

Net Interest Income	6,087,000	8,575,000	-29.01%	12,660,000	16,819,000	-24.73%
Provision for Loan Losses	6,788,000	218,000	3013.76%	43,819,000	328,000	13259.45%

Net interest income after
provision for loan losses	(701,000)	8,357,000	-108.39%	(31,159,000)	16,491,000	-288.95%
Noninterest Income	727,000	878,000	-17.20%	2,342,000	1,648,000	42.11%
Noninterest Expense	5,512,000	4,534,000	21.57%	10,212,000	8,921,000	14.47%

Income Before Taxes	(5,486,000)	4,701,000	-216.70%	(39,029,000)	9,218,000	-523.40%
Provision For Income Taxes	(3,662,000)	2,058,000	-277.94%	(18,994,000)	3,988,000	-576.28%

Net Income	$ (1,824,000)	$ 2,643,000	-169.01%	$ (20,035,000)	$ 5,230,000	-483.08%

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following two tables provide a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

Distribution of Assets, Liabilities & Shareholders' Equity, Rates & Interest Margin

	Quarter Ended June 30

(unaudited)(dollars in thousands)	2009			2008

			Avg	Avg		Avg
	Avg Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Earning assets:
Loans (1)	$ 742,828	$ 8,378	4.52%	$ 750,396	$ 11,926	6.39%
Taxable investments	57,835	408	2.83%	90,995	969	4.28%
Tax-exempt investments(2)	1,838	18	3.93%	4,045	38	3.78%
Fed funds sold and other
interest-bearing balances	2,887	1	0.14%	427	6	5.65%

Total earning assets	805,388	8,805	4.39%	845,863	12,939	6.15%

Cash & due from banks	19,863			20,609
Other assets	24,864			32,112

Total Assets	$ 850,115			$ 898,584

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 180,841	$ 527	1.17%	$ 271,886	$ 1,744	2.58%
Savings	151,562	772	2.04%	187,021	1,198	2.58%
Time deposits	234,566	1,177	2.01%	114,879	845	2.96%
Other borrowings	47,350	242	2.05%	83,986	577	2.76%

Total interest-bearing liabilities	614,319	2,718	1.77%	657,772	4,364	2.67%

Noninterest-bearing deposits	155,148			155,714
Other liabilities	41,898			25,983

Total Liabilities	811,365			839,469

SHAREHOLDERS' EQUITY
Shareholders' equity	38,750			59,115

Total Liabilities and
Shareholders' Equity	$ 850,115			$ 898,584

Net Interest Income and
Net Interest Margin (3)		$ 6,087	3.03%		$ 8,575	4.08%

1)	Loan interest income includes fee income of $230,000 and $435,000 for the three months ended June 30, 2009 and 2008, respectively. Average balance of loans includes average deferred loan fees of $1,203,000 and $1,644,000 for the three months ended June 30, 2009 and 2008, respectively. The average balance of loans includes the average balance of nonaccrual loans for the periods presented.

Certain loans in 2009 and 2008 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

	Year to date June 30

(Unaudited)(dollars in thousands)	2009			2008

			Avg	Avg		Avg
	Avg Balance	Interest	Yield	Balance	Interest	Yield

ASSETS
Earning assets:
Loans, net of unearned (1)	$ 755,260	$ 17,699	4.73%	$ 735,927	$ 24,869	6.80%
Taxable investments	68,538	967	2.85%	96,118	2,083	4.36%
Tax-exempt investments(2)	2,943	56	3.84%	4,052	76	3.77%
Fed funds sold and other
interest-bearing balances	5,440	6	0.22%	1,054	14	2.67%

Total Earning Assets	832,181	18,728	4.54%	837,151	27,042	6.50%

Cash & due from Banks	23,055			22,381
Other assets	29,358			32,293

Total Assets	$ 884,594			$ 891,825

LIABILITIES
Interest-bearing liabilities:
NOW & money market	$ 204,019	$ 1,478	1.46%	$ 276,261	4,242	3.09%
Savings	150,892	1,556	2.08%	192,867	2,932	3.06%
Time deposits	232,285	2,527	2.19%	103,658	1,684	3.27%
Other borrowings	43,685	507	2.34%	82,090	1,365	3.34%

Total interest-bearing liabilities	630,881	6,068	1.94%	654,876	10,223	3.14%

Noninterest-Bearing Deposits	161,486			156,439
Other Liabilities	44,452			22,655

Total Liabilities	836,819			833,970

SHAREHOLDERS' EQUITY
Shareholders' Equity	47,775			57,855

Total Liabilities and
Shareholders' Equity	$ 884,594			$ 891,825

Net Interest Income and
Net Interest Margin (3)		$ 12,660	3.07%		$ 16,819	4.04%

4)	Loan interest income includes fee income of $537,000 and $871,000 for the six months ended June 30, 2009 and 2008, respectively. Average balance of loans includes average deferred loan fees of $1,297,000 and $1,642,000 for the three months ended June 30, 2009 and 2008, respectively. The average balance of loans includes the average balance of nonaccrual loans for the periods presented.

Certain loans in 2009 and 2008 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

5)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

6)	Net interest margin is computed by dividing net interest income by the total average earning assets.

The following table sets forth changes in interest income and interest expense segregated for major categories of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume, and changes in rates. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

	Quarter Ended June 30
	2009 over 2008

(unaudited)(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	(118)	(3,430)	(3,548)
Taxable investment securities	(290)	(271)	(561)
Tax-exempt investment securities (2)	(21)	1	(20)
Fed funds sold and other interest-bearing balances	6	(11)	(5)

Total	(423)	(3,711)	(4,134)

Interest-Bearing Liabilities:
NOW and money market accounts	(462)	(755)	(1,217)
Savings deposits	(204)	(222)	(426)
Time deposits	669	(337)	332
Other borrowings	(210)	(125)	(335)

Total	(207)	(1,439)	(1,646)

Interest Differential	(216)	(2,272)	(2,488)

1)	Loan interest income includes fee income of $230,000 and $435,000 for the three months ended June 30, 2009 and 2008, respectively. Certain loans in 2009 and 2008 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

2)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

	Year to date June 30
	2008 over 2007

(unaudited)(dollars in thousands)	Volume	Rate	Net Change

Interest-Earning Assets:
Loans, net of unearned income (1)	630	(7,800)	(7,170)
Taxable investment securities	(505)	(611)	(1,116)
Tax-exempt investment securities (2)	(21)	1	(20)
Fed funds sold and other interest-bearing balances	14	(22)	(8)

Total	118	(8,432)	(8,314)

Interest-Bearing Liabilities:

NOW and money market accounts	(917)	(1,847)	(2,764)
Savings deposits	(557)	(819)	(1,376)
Time deposits	1,539	(696)	843
Other borrowings	(523)	(335)	(858)

Total	(458)	(3,697)	(4,155)

Interest Differential	576	(4,735)	(4,159)

3)	Loan interest income includes fee income of $537,000 and $871,000 for the six months ended June 30, 2009 and 2008, respectively. Certain loans in 2009 and 2008 were partially exempt from state taxes, however, the income derived from these loans was not significant, therefore there have been no adjustments made to reflect interest earned on these loans on a tax-equivalent basis.

4)	The amount of tax-exempt securities that we hold is minimal and the amount derived from these securities is not significant, therefore there have been no adjustments made to reflect interest earned on these securities on a tax-equivalent basis.

Net interest income, before provision for loan losses, was $6,087,000 for the quarter ended June 30, 2009 compared to $8,575,000 for the quarter ended June 30, 2008, a decrease of $2,488,000, or 29.0% . For the year to date period ended June 30, 2009, net interest income, before provision for loan losses, was $12,660,000 compared to $16,189,000 for the same period in 2008, a decrease of 4,159,000, or 24.7% .

Interest Income – Second quarter 2009 Compared to 2008

Total interest income for the quarter ended June 30, 2009 was $8,805,000 compared to $12,939,000 for the quarter ended June 30, 2008, a decrease of $4,134,000 or 31.0% . Changes in interest income are, generally, the result of changes in the average balances and changes in average yields on earning assets. The decline in interest income was primarily the result of a reduction of the prime lending rate from 5.25% at June 30, 2008 to 3.25% at June 30, 2009. Increases in loans placed on nonaccrual also contributed to the decrease in interest income. The effects on interest income related to changes in volume of assets and changes in rates are included in the Summary of Changes in Interest Income and Expense above. During the second quarter of 2009, total average earning assets were $805,388,000 compared to $845,863,000 during the second quarter of 2008, a decrease of $40,475,000, or 4.9% . During the same period, the average rate received on earning assets decreased from 6.15% to 4.39%, or 176 basis points. Of the decrease in interest income, $3,711,000 was due to variances in the average rate earned on earning assets and $423,000 was due to variances in the average balances of earning assets. Loans were the component of earning assets that contributed the majority of the decrease in interest income. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the second quarter of 2009, average loans, net of deferred fees and costs, were $742,828,000 compared to $750,396,000 during the second quarter of 2008, a decrease of $7,568,000, or 1.0% . The decreased volume of loans resulted in a decrease in interest earned on average loans of $118,000 during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. During this same time period, the average yield earned on average loans decreased from 6.39% to 4.52% . This 187 basis point decrease in average yield resulted in a decrease of $3,430,000 in interest earned on average net loans during the second quarter of 2009 compared to the second quarter of 2008. The net result was a decrease of $3,548,000 in interest earned on average net loans during the second quarter of 2009 compared with the same period of 2008.

Average taxable investment securities during the second quarter of 2009 were $57,835,000 compared to $90,995,000 during the same period of 2008, a decrease of $33,160,000, or 36.4% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $290,000 during the second quarter of 2009 compared to the second quarter of 2008. During the same period, average yield earned on average taxable securities decreased by 145 basis points, resulting in a decrease of $271,000 in interest earned on average taxable securities during the second quarter of 2009, compared to the same period of 2008. The net result was a decrease of $561,000 in interest earned on average taxable securities during the second quarter of 2009, compared to the second quarter of 2008.

During the second quarter of 2009, average Federal Funds sold and other interest-bearing balances were $2,887,000 compared to $427,000 during the same period of 2008, an increase of $2,460,000, or 576.1% . This increase in volume resulted in an increase in interest earned of $6,000 during the second quarter of 2009 compared to the second quarter of 2008. During the same period, average yield earned on these balances decreased by 551 basis points, resulting in a decrease of $11,000 in interest income during the second quarter of 2009, compared to the same period of 2008. The net result was a decrease of $5,000 in interest earned on Federal Funds sold and other interest-bearing balances during the second quarter of 2009, compared to the second quarter of 2008.

The tax-exempt securities did not materially contribute to changes in net interest income for June 30, 2009 compared to June 30, 2008.

Interest Expense - Second quarter 2009 Compared to 2008

Total interest expense for the second quarter of 2009 was $2,718,000 compared to $4,364,000 for the second quarter of 2008, a decrease of $1,646,000, or 37.7% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During the second quarter of 2009, total average interest-bearing liabilities were $614,319,000 compared to $657,772,000 during the second quarter of 2008, a decrease of $43,453,000, or 6.6% . During the same period, the average rate paid on interest-bearing liabilities decreased from 2.67% to 1.77%, or 90 basis points. Of the decrease in interest expense, $207,000 was due to variances in the volume of interest-bearing liabilities and $1,439,000 due to variances in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The average balance of NOW and money market accounts decreased from $271,886,000 during the second quarter of 2008 to $180,841,000 during the second quarter of 2009, an decrease of $91,045,000, or 33.5% . This decreased volume of deposits resulted in a decrease in interest expense of $462,000 during the second quarter of 2009 compared to the second quarter of 2008, while the 141 basis point decrease in interest rates during the same period caused interest expense to decrease by $755,000. The net result was a decrease in interest expense on average NOW and money market accounts of $1,217,000 during the second quarter of 2009, compared to the second quarter of 2008.

Average savings deposits decreased during the second quarter of 2009 to $151,562,000, compared to $187,021,000 during the second quarter of 2008, a decrease of $35,459,000, or 19.0% . Because of the decrease in average savings deposits, interest expense decreased $204,000 during the second quarter of 2009, compared to the second quarter of 2008. Interest rates during this same period decreased by 54 basis points, resulting in a decrease in interest expense of $222,000 in the second quarter of 2009, compared to the second quarter of 2008. The net result was a decrease of $426,000 in interest expense on average savings deposits during the second quarter of 2009 versus the second quarter of 2008.

Average time deposits during the second quarter of 2009 increased to $234,566,000, compared to $114,879,000 during the second quarter of 2008, an increase of $119,687,000, or 104.2% . The increase was due to attraction of new deposits and from the movement of existing deposits from money market and savings accounts to CDARS accounts to obtain FDIC deposit insurance coverage on all such deposits. This increase in average time deposits caused interest expense to increase by $669,000 in the second quarter of 2009 compared to the second quarter of 2008, and the 95 basis point decrease in interest rates on average time deposits caused interest expense to decrease by $337,000 during this same time period. These two factors resulted in the net increase in interest expense on average time deposits of $332,000 in the second quarter of 2009 compared to the second quarter of 2008.

Average other borrowings decreased during the second quarter of 2009 to $47,350,000 compared to $83,986,000 during the second quarter of 2008, a decrease of $36,636,000, or 43.6% . The decrease in average other borrowings was primarily the result of a decrease in Federal Home Loan Bank Advances. The decrease in average other borrowings resulted in a decrease in interest expense of $210,000 during the second quarter of 2009, compared to the second quarter of 2008, while a 71 basis point decrease in interest rates paid on average other borrowings caused interest expense to decrease by $125,000 during this same year-over-year time period. The net result was a decrease of $335,000 in interest expense on other borrowings during the second quarter of 2009 compared to the second quarter of 2008.

Interest Income – Year to Date 2009 Compared to 2008

Total interest income for the year to date period ended June 30, 2009 was $18,728,000 compared to $27,042,000 for the same period in 2008, a decrease of $8,314,000 or 30.7% . Changes in interest income are, generally, the result of changes in the average balances and changes in average yields on earning assets. The decline in interest income was primarily the result of a decrease in the interest rate environment that occurred between June 30, 2008 and June 30, 2009. Increases in loans placed on nonaccrual also contributed to the decrease in interest income. The effects on interest income related to changes in volume of assets and changes in rates are included in the Summary of Changes in Interest Income and Expense above. During the second quarter of 2009, total average earning assets were $832,181,000 compared to $837,151,000 during the second quarter of 2008, a decrease of $4,970,000, or 0.6% . During the same period, the average rate received on earning assets decreased from 7.46% to 4.54%, or 196 basis points. Of the decrease in interest income, $8,432,000 was due to variances in the average rate earned on earning assets which was partially offset by an increase of $118,000 due to variances in the average balances and mix of earning assets. Loans were the component of earning assets that contributed the majority of the decrease in interest income. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

During the year-to-date period ended June 30, 2009, average loans, net of deferred fees and costs, were $755,260,000 compared to $735,927,000 during the same period in 2008, an increase of $19,333,000, or 2.6% . The increased volume of loans resulted in an increase in interest earned on average loans of $630,000 during the year-to-date period ended June 30, 2009, compared to the same period in 2008. During this same time period, the average yield earned on average loans decreased from 6.80% to 4.73% . This 207 basis point decrease in average yield resulted in a decrease of $7,800,000 in interest earned on average net loans during in 2009 compared to 2008. The net result was a decrease of $7,170,000 in interest earned on average net loans during the second quarter of 2009 compared with the same period of 2008.

Average taxable investment securities during the year-to-date period ended June 30, 2009 were $68,538,000 compared to $96,118,000 during the same period of 2008, a decrease of $27,580,000, or 28.7% . This decrease in volume resulted in a decrease in interest earned on average taxable securities of $505,000 during 2009 compared to 2008. During the same period, average yield earned on average taxable securities decreased by 151 basis points, resulting in a decrease of $611,000 in interest earned on average taxable securities during the second quarter of 2009, compared to the same period of 2008. The net result was a decrease of $1,116,000 in interest earned on average taxable securities during the year-to-date period ended June 30, 2009, compared to 2008.

Tax-exempt securities and federal funds sold and other interest-bearing balances did not materially contribute to changes in net interest income for June 30, 2009 compared to June 30, 2008.

Interest Expense – Year to Date 2009 Compared to 2008

Total interest expense for the year-to-date period ended June 30, 2009 was $6,068,000 compared to $10,223,000 for 2008, a decrease of $4,155,000, or 40.6% . Changes in interest expense are the result of changes in the average balances and changes in average rates paid on interest-bearing liabilities. During 2009, total average interest-bearing liabilities were $630,881,000 compared to $654,876,000 during 2008, a decrease of $23,995,000, or 3.7% . During the period, the average rate paid on interest-bearing liabilities decreased from 3.14% to 1.94%, or 120 basis points. Of the decrease in interest expense, $458,000 was due to variances in the volume of interest-bearing liabilities which was partly offset by a decrease of $3,697,000 due to variances in the average rate paid on interest-bearing liabilities. Major components of interest-bearing liabilities include NOW and money market accounts, savings deposits, time deposits, and other borrowings. Year-over-year, we experienced changes in average balances and average yields on these balances as follows:

The average balance of NOW and money market accounts decreased from $276,261,000 during the year-to-date period ended June 30, 2008 to $204,019,000 during 2009, a decrease of $72,242,000, or 26.1% . This decreased volume of deposits resulted in a decrease in interest expense of $917,000 during 2009 compared to 2008, while the 163 basis point decrease in interest rates during the same period caused interest expense to decrease by $1,847,000. The net result was a decrease in interest expense on average NOW and money market accounts of $2,764,000 during 2009, compared to 2008.

Average savings deposits decreased during the year-to-date period ended June 30, 2009 to $150,892,000, compared to $192,867,000 during 2008, a decrease of $41,975,000, or 21.8% . Because of the decrease in average savings deposits, interest expense decreased $557,000 during 2009, compared to 2008. During this same period, interest rates decreased by 98 basis points, resulting in a decrease in interest expense of $819,000 in 2009, compared to 2008. The net result was a decrease of $1,376,000 in interest expense on average savings deposits during the second quarter of 2009 versus the second quarter of 2008.

Average time deposits during the year-to-date period ended June 30, 2009 increased to $232,285,000, compared to $103,658,000 during the second quarter of 2008, an increase of $128,627,000, or 124.1% . The increase was due to attraction of new deposits and from movement of existing deposits from money market and savings accounts to CDARS accounts to obtain FDIC deposit insurance coverage on all such deposits. This increase in average time deposits caused interest expense to increase by $1,539,000 in 2009 compared to 2008, and the 108 basis point decrease in interest rates on average time deposits caused interest expense to decrease by $696,000 during this same time period. These two factors resulted in the net increase in interest expense on average time deposits of $843,000 in the year-to-date period ended June 30, 2009 compared to the same period in 2008.

Average other borrowings decreased during the year-to-date period ended June 30, 2009 to $43,685,000 compared to $82,090,000 during the same period in 2008, a decrease of $38,405,000, or 46.8% . The decrease in average other borrowings was primarily the result of a decrease in Federal Home Loan Bank Advances. The decrease in average other borrowings resulted in a decrease in interest expense of $523,000 during the second quarter of 2009, compared to the second quarter of 2008, while a 100 basis point decrease in interest rates paid on average other borrowings caused interest expense to decrease by $335,000 during this same year-over-year time period. The net result was a decrease of $858,000 in interest expense on other borrowings during the second quarter of 2009 compared to the second quarter of 2008.

Net Interest Margin

The annualized net interest margin, net interest income divided by average earning assets, for the second quarter of 2009 was 3.03% compared to 4.08% for the second quarter of 2008, a decrease of 104 basis points. For the year-to-date period ended June 30, 2009, the annualized net interest margin was 3.07% compared to 4.04% in 2008, a decrease of 96 basis points. These decreases were primarily the result of decreased yields on earning assets, primarily loans, increase in nonaccrual loans, and higher cost of funding due to increased liquidity needs. The current rate environment and the economic downturn could, in Management’s view, exert continued pressure on net interest margin potentially resulting in a slightly declining margin for the remainder of 2009.

Provision for Loan Losses

We made a $6,788,000 addition to the allowance for loan losses in the second quarter of 2009 compared to an addition of $218,000 in the second quarter of 2008. For the year-to-date period ended June 30, 2009, the provision was $43,819,000 compared to $328,000 in 2008. The provision for loan losses for the second quarter of 2009 increased due to potential increased credit risk on existing loans which resulted in an increase in the general reserve allocation and an increase in the specific reserve allocation for impaired loans. The provision for loan losses is based upon in-depth analysis, in which Management considers many factors, including changes in historical loss ratios, concentration risks, lending policies and procedures, local and regional economic conditions, nature of the portfolio and terms of loans, experience, ability and depth of lending management, credit quality, quality of the loan review system, collateral values, and effects of other external factors, such as, competition and legal and regulatory requirements related to our allowance for loan losses. Based upon information known to management at the date of this report, management believes that these additions to the total allowance for loan losses provides the Company with an adequate reserve to absorb losses inherent in the loan portfolio as of June 30, 2009. The total allowance for loan losses was $45,024,000 at June 30, 2009, compared to $15,537,000 at December 31, 2008, an increase of $29,487,000, or 189.8% . The ratio of the allowance for loan losses to total loans, net of unearned income, was 6.32% at June 30, 2009 and 2.01% at December 31, 2008. For further information regarding our allowance for loan losses, see the “Classified Loans”, “Impaired Loans”, and “Allowance for Loan Losses” discussion later in this item.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $727,000 in the second quarter of 2009, which was a decrease of $151,000, or 17.2%, over $878,000 in the second quarter of 2008. Service charges and fees on deposits increased $74,000 during the three months ended June 30, 2009 compared to the same period of 2008. Other customer service fees were down $72,000 in the second quarter of 2009 as compared to the second quarter of 2008. All other noninterest income decreased $153,000 during the second quarter of 2009 compared to the second quarter of 2008. The decrease in all other noninterest income was due to a decrease in income on cash surrender value of life insurance and a decrease in FHLB dividends.

For the year-to-date period ended June 30, 2009, noninterest income was 2,342,000 compared to $1,648,000 in 2008. Service charges and fees on deposits increased $179,000 during the year to date period ended June 30, 2009 compared to the same period of 2008, an increase of 33.3% . Other customer service fees were down $116,000 in 2009 as compared to the second quarter of 2008. All other noninterest income increased $631,000 during the second quarter of 2009 compared to the second quarter of 2008. Other noninterest income included $773,000 of income from the Company’s wholly-owned subsidiary Farmersville Village Grove Associates due to a gain on sale of real estate during the first quarter of 2009. The transaction had been pending for over a year as initially disclosed on a Form 8-K filing on August 28, 2007 and, subsequently, in other periodic reports. Also included in other noninterest income for the year to date period ended June 30, 2009 was a net gain on sale of available-for-sale investment securities of $190,000.

Noninterest Expense

As compared to the second quarter of 2008, noninterest expense increased $978,000, or 21.6%, from $4,534,000 to a total of $5,512,000 in the second quarter of 2009. Noninterest expense primarily consists of salary and employee benefits, occupancy and furniture and equipment expense, promotional expenses, professional expenses, and other miscellaneous noninterest expenses. The increase in noninterest expense for the comparative quarters was the result of the following:

Salary and employee benefits decreased $286,000, or 10.4%, to $2,461,000 during the second quarter of 2009 as compared to $2,747,000 the second quarter of 2008. The decrease in salary and employee benefits was due primarily to the elimination of bonus accruals for officers for second quarter of 2009. Salary and employee benefits expense also includes compensation expense from granting of incentive stock options under SFAS 123R of $58,000 for the three months ended June 30, 2009 and 2008, respectively. Year to date, salary and employee benefits were $4,539,000 and $5,503,000 for 2009 and 2008, respectively, a decrease of 17.5% .

Occupancy and furniture and equipment expense increased by $56,000, to $616,000 during the second quarter of 2009 compared to $560,000 for the second quarter of 2008. The increase was primarily due to increases in depreciation expenses associated with the opening of the new branch as well as increases in software maintenance expense. For the year to date period ended June 30, 2009, occupancy and furniture and equipment expenses were $1,222,000 compared to $1,083,000 in 2008, an increase of $139,000.

Promotional expenses for the quarter ended June 30, 2009 were $161,000, a decrease of $13,000, or 7.5%, as compared to $174,000 in the same period in the prior year. Year to date, promotional expenses were $332,000 and $347,000 in 2009 and 2008, respectively.

Professional expenses were $759,000 for the second quarter of 2009, an increase of $388,000, or 104.6% as compared to $371,000 in the second quarter of 2008. The increase in professional expense was primarily the result of an increase in legal fees associated with regulatory compliance and loan workouts. Year to date, professional expenses were $1,142,000 and $690,000, respectively, an increase of 65.5% .

Other expenses for the second quarter of 2009 totaled $1,515,000, which was an increase of $833,000, or 122.1%, compared to $682,000 in the second quarter of 2008. The majority of the increase was the result of an increase in FDIC deposit insurance premiums for 2009 as compared to 2008 and a loss of $141,000 resulting from a customer’s failure to satisfy its obligations to the Bank under a standby letter of credit that had been issued by the Bank to a third party on behalf of the customer. Year to date, other noninterest expenses were $2,977,000 and $1,298,000, respectively, an increase of 129.4% .

The efficiency ratio for the three month periods ended June 30, 2009 and 2008 were 80.89% and 47.96%, respectively. The efficiency ratio for the year to date periods ended June 30, 2009 and 2008 were 68.07% and 48.31%, respectively. The decrease in the efficiency ratio for the current year was the result of the increase in noninterest expense, combined with the effect of the decrease in net interest income before the provision for loan losses.

Provision for Income Taxes

The Company recorded an income tax benefit of $3,662,000 in the second quarter of 2009 compared to income tax expense of $2,058,000 in the second quarter of 2008, which was a decrease in the provision for income taxes of $5,720,000 or (277.9%) . Year to date in 2009, the company recorded an income tax benefit of $18,994,000 compared to income tax expense of $3,988,000 in 2008, which was a decrease in the provision for income taxes of $22,982,000, or 576.3% . The decrease in income tax expense was primarily attributable to the additional provision for loan losses, which resulted in an increase in the total federal and state deferred tax benefit recorded for 2009 as compared to the same period in the prior year. The remainder of the decrease was attributable to the deferred tax benefit recorded on the increase in nonaccrual interest which resulted in an increase in total federal and state deferred tax benefit along with various other temporary differences. For current income tax purposes, the interest that would have accrued on loans placed on nonaccrual status must be included in the computation of taxable income for federal and state purposes. However, under SFAS 109, Accounting for Income Taxes, deferred taxes are recorded for all temporary differences as long as it is more likely than not that the benefit recorded will eventually be realized. As of June 30, 2009, the Company has net taxable income for current income tax purposes due to the deferral of deductions for temporary differences. The Company does anticipate that these temporary differences will eventually reverse as the items giving rise to the deferral are realized. Under current federal and state tax laws, a net operating loss is allowed to be carried back for two years preceding the current year to recapture taxes paid and carried forward for 20 years to offset future taxable income. Based upon an analysis of income taxes paid in the two years preceding the current year, the Company has sufficient taxable income and taxes paid to allow for the current tax benefit recorded in the second quarter of 2009 to be fully realized.

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

The Company has not recorded a valuation allowance at June 30, 2009 for the future realization of these tax benefits as it believes it is more likely than not that these tax benefits will ultimately be realized. If the Company reports losses in future periods, the Company could be required to reevaluate the assumptions related to future income projection which could result in the establishment of a valuation allowance to the extent that the realization of deferred tax assets becomes less likely than not.

The effective tax rates for the three month periods ended June 30, 2009 and 2008 were (66.8%) and 43.8%, respectively. The effective tax rate for the year to date period ended June 30, 2009 and 2008 were (48.7%) and 43.3% . The high effective tax rate for the three month period ended June 30, 2009 were the result of the larger effect of temporary differences on the provision for income tax (numerator) relative to lower net income before taxes (denominator).

Securities

At June 30, 2009, held-to-maturity securities had a market value of $38,817,000 with an amortized cost basis of $38,806,000. On an amortized cost basis, the held-to-maturity investment portfolio decreased $50,371,000 from the December 31, 2008 balance of $89,177,000, a decrease of 56.5% . This decrease included a transfer of held-to-maturity securities with an amortized cost of $17,705,000 to available-for-sale. This reclassification resulted from Management’s decision to partially restructure the portfolio primarily due to changing economic conditions and the overall downsizing of the Company’s earning asset mix as well as to enhance liquidity. The remainder of the decrease in the held-to-maturity portfolio was due to the maturity of U.S. Government Agency securities, principal payments and amortization of net premiums on securities. The unrealized pretax gain on held-to-maturity securities at June 30, 2009 was $11,000, as compared to a loss of $514,000 at December 31, 2008. The unrealized pretax gain was caused by the general decrease in interest rates on comparable financial instruments with similar remaining maturities. As a general rule, the market price of fixed rate investment securities will increase as interest rates decline and decrease as interest rates rise. Inasmuch as these investment securities are classified as held-to-maturity, unrealized gains or losses on these securities are not recognized.

At June 30, 2009, available-for-sale securities had a market value of $16,136,000 compared to a market value at December 31, 2008 of $6,335,000. The increase in available for sale securities was the result of transfers of securities from the held to maturity portfolio and purchase of new securities, which was partially off set by the sale primarily of municipal securities. The held-to-maturity securities transferred to available-for-sale during the second quarter of 2009 were sold in the same quarter for a net gain. The unrealized pretax loss on available-for-sale securities at June 30, 2009 was $196,000 compared to an unrealized pretax loss of $167,000 at December 31, 2008. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income in shareholders’ equity on an after-tax basis. The Company classifies individual investments as available-for-sale based upon liquidity and capital needs at the time of purchase.

Loans

The ending balance for loans, net of unearned income at June 30, 2009 was $712,091,000 which was a decrease of $60,907,000, or 7.9% from the year-end 2008 balance of $772,998,000. Since year-end 2008, significant changes in our loan portfolio were as follows: real estate loans have decreased from $657,984,000 at December 31, 2008 to $609,065,000 at June 30, 2009, a decrease of $48,919,000 or 4.7%; commercial loans have decreased from $84,998,000 at December 31, 2008 to $74,605,000 at June 30, 2009, a decrease of $10,393,000 or 12.2%; and, loans to finance agricultural production have decreased from $25,080,000 at December 31, 2008 to $23,476,000, a decrease of $1,604,000 or 6.4% . The decrease in loans was primarily the result of a decrease in fair value adjustments for loans that are hedged, charge offs of impaired loans, and a planned decrease in lending volume. The planned decrease in lending was intended to enhance our liquidity position and increase our capital ratios by decreasing our total assets.

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

We have significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $661,578,000 at June 30, 2009. Management believes that this loan concentration presents a higher risk of collectability in connection with certain of these loans due to substantial recent declines in the economy in general, a decline in real estate values in our primary market area in particular, increases in unemployment and continued

illiquidity in the local real estate market. The ultimate recovery of many of these loans is generally dependent upon the successful operation, sale or refinancing of the real estate. We monitor the effects of current and expected market conditions and other factors on the collectability of real estate loans and include the potential effects of these factors in the analysis of the allowance for loan and lease losses, which is discussed in detail below. When, in our judgment, these loans are impaired, a valuation allowance for the impaired amount is included in the determination of the allowance for loan and lease losses. The more significant assumptions we consider involve estimates of the following: lease, absorption and sale rates; real estate collateral values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in some instances, personal guarantees. Potential future loan charge offs beyond those reserved for in our allowance for loan losses in connection with abnormally high rates of impairment arising from general or local economic conditions could adversely affect our future prospects and results of operations.

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

During the first half of 2009, the Company has been actively working with its borrowers to manage the Company’s credit risk profile and prevent further losses. We continue to monitor the effects of current and expected market conditions and other factors affecting collectability and credit quality. Further declines in real estate values and general economic deterioration in our primary market area and the financial condition of some of our borrowers in particular, could adversely impact the collectability of existing classified loans and lead to additional loan charge offs and nonaccrual loans.

Management continues to evaluate and monitor real estate loans that are largely dependent on the value of real estate collateral to capture changes in values on a timely basis within each quarter. Due to continuing uncertainties related to the real estate values of collateral and financial condition of some of our borrowers, it is possible that additional impairments and classified loans will be identified in subsequent quarters in 2009 and further additions to our allowance for loan losses could be reported in such future periods. The ultimate quality and performance of many of these loans is generally dependent on the financial condition of a diverse group of individual borrowers or successful operation, sale or refinancing of real estate collateral as well as macroeconomic effects beyond the control of the Company. Subject to these continuing risks, management continues to work with existing borrowers with classified loans that had been experiencing difficulty and anticipates that some of these problem credits may be successfully restructured, additional collateral will be provided or paid off in subsequent periods.

Nonaccrual, Past Due, Restructured Loans and Foreclosed Assets

We generally place loans on nonaccrual status when they are determined to be impaired or become 90 days past due as to principal or interest, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans or portions thereof are charged off when, in our opinion, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans performing in compliance with modified terms and OREO at June 30, 2009 and December 31, 2008:

(data in thousands, except percentages)	June 30, 2009	December 31, 2008

Past due 90 days or more and still accruing:
Commercial	$ 224	$ -
Real estate	7,089	306
Consumer and other	31	91
Nonaccrual:
Commercial	4,671	4,951
Real estate	88,162	39,183
Consumer and other	-	-
Restructured (in compliance with modified
terms)	-	-

Total nonperforming and restructured loans	100,177	44,531

Foreclosed Assets	-	-

Total nonperforming and restructured assets	$ 100,177	$ 44,531

Allowance for loan losses as a percentage of
nonperforming and restructured loans	44.94%	34.89%
Nonperforming and restructured loans to total loans,
net of unearned income	14.07%	5.76%
Allowance for loan losses to nonperforming and
restructured assets	44.94%	34.89%
Nonperforming and restructured assets to total assets	12.01%	4.76%

At June 30, 2009, there were nonperforming and restructured loans which totaled $100,177,000 compared to $44,531,000 at December 31, 2008, an increase of $55,646,000. The majority of these loans outstanding at June 30, 2009 were originally placed on nonaccrual or nonperforming status as a result of identified impairments of these loans due to declining real estate values in collateral associated with these loans. In accordance with generally accepted accounting principles, specifically Statement of Financial Accounting Standard (SFAS) 114, when a loan is not performing according to contractual terms and the Company does not expect to receive all amounts due under the loan agreement, the loan must be evaluated for impairment. Generally, the Company must look to the underlying collateral and its fair value at the evaluation date as compared to the balance of the loan outstanding to determine the amount of potential impairment. The Company had $7 million in real estate loans at June 30, 2009 that were past due more than 90 days and still accruing because these loans are believed to be well-secured and in the process of collection. At June 30, 2009, nonperforming and restructured loans increased to 14.07% of total loans, net of unearned income, compared to 5.76% at December 31, 2008. The ratio of nonperforming and restructured assets to total assets increased to 12.01% at June 30, 2009 compared to 4.76% at December 31, 2008.

Generally, when a loan is placed on nonaccrual, it is the Company’s policy to apply payments against the principal balance of the loan until such time as full collection of the principal balance is expected. Interest accrued on loans is charged against interest income at the time they are placed on nonaccrual status. The amount of gross interest income that would have been recorded for nonaccrual loans for the three month and six month periods ended June 30, 2009, if all such loans had been current in accordance with their original terms, was $449,000 and $1,233,000, respectively. The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended June 30, 2009, totaled $0.

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

For each new credit approval, credit review, credit extension or renewal or modification of existing facilities, the approving officers assign risk ratings utilizing a nine point rating scale. The risk ratings are a measure of credit risk based on the historical, current and anticipated financial characteristics of the borrower in the current risk environment. We assign risk ratings on a scale of 1 to 9, with 1 being the highest quality rating and 9 being the lowest quality rating. Loans with a rating of 9 are charged off. Generally, loans with risk ratings of 1 through 4 are considered to have a lower credit risk and therefore, require a normal level of attention. Loans with risk ratings of 5 and 6 require an increased level of monitoring due to potential weaknesses that may affect future repayment of the debt. The loans we consider “classified” are those that have a credit risk rating of 7 through 9. These are the loans and other credit facilities that we consider to be of the greatest risk to us and, therefore, they receive the highest level of attention by our account officers and senior credit management officers.

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

During the first half of 2009 and thereafter through the date of this report, the Company continued an ongoing evaluation of its classified loan portfolio, the financial condition of certain of the Company’s borrowers and reviewed specific collateral dependent real estate related loans. During this period, the impact of continued recessionary pressures on borrowers and collateral values was gathered by management on a constantly evolving basis. As a result, management identified additional loans that had become impaired, and it also downgraded certain loans to classified loan status due to continuing deterioration of credit quality and the borrowers’ ability to make contractually due payments. In addition, during this period, management received new appraisals that, upon analysis, indicated that the value of collateral for certain of the Company’s real estate loans had declined significantly compared to other data which had previously been available to the Company.

At June 30, 2009, there was $157,367,000 in classified loans compared to $89,934,000 at December 31, 2008, an increase of $67,433,000, or 75.0% . Of the balance of classified loans at June 30, 2009, $92,833,000 was determined to be impaired either from nonperformance according to their original terms or, for those loans that were deemed to be collateral dependent, due to a deficiency in collateral values at the evaluation date. This compares to $66,917,000 determined to be impaired at December 31, 2008. The classification of these loans as substandard was primarily due to management’s assessment of a potential deterioration in the credit quality of the borrower, change in collateral values due to current market conditions, and the borrower’s ability to continue to make required principal and interest payments.

Impaired Loans

Through our credit review process, management identifies individual loans that are to be evaluated for impairment on a quarterly basis. As previously described above, classified loans include $92,833,000 in impaired loans at June 30, 2009 compared to $66,917,000 at December 31, 2008, an increase of $25,916,000 or 38.7% . The net increase in impaired loans were primarily construction and land development loans identified as “impaired” due to continued declines in real estate values associated with those loans. At June 30, 2009, $92,833,000 of impaired loans was nonaccrual status compared to $44,134,000 at December 31, 2008.

In general, impairment was based on the determination that these loans were collateral dependent and repayment of the principal and interest obligations was likely to be derived solely from sale of underlying real estate collateral. During the second quarter of 2009, the Company allocated $18,150,000 as a specific valuation reserve relating to impaired loans which is included in the total amount of the Company’s allowance for loan losses that is discussed further below. This compares to $2,530,000 at December, 31 2008. See Note 3 to our Consolidated Financial Statements above for more information regarding impaired loans.

Other than classified loans disclosed in this report, including impaired loans, at June 30, 2009, we were not aware of any material potential problem loans which were accruing and current, where Management has serious doubt as to the ability of the borrower to comply with the current repayment terms, however, as stated above, on an ongoing basis we are continuing to seek updated financial information and new appraisals in connection significant real estate loans that are largely dependent on the value of real estate collateral. Due to continuing uncertainties related to real estate valuations and financial condition of some of our borrowers, it is possible that as we receive supplemental financial information and valuations, additional impairments will be identified in subsequent quarters in 2009 and further additions to our allowance for loan losses could be reported in such future periods. The more significant assumptions we consider in the evaluation of impairment involve estimates of the following: lease, absorption and sale rates; real estate collateral values and rates of return; operating expenses; expected cash flows; inflation; and sufficiency of collateral or other resources independent of the real estate including, in many instances, personal guarantees. Consequently, impairment due to deterioration of real estate values for collateral dependant loans or financial condition of borrowers has and may continue to adversely affect our credit quality and earnings. Management will closely monitor all loans identified as impaired on an ongoing basis to timely capture declining values of underlying collateral and continue frequent reviews of other existing loans for potential impairments due to declining collateral values.

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

Year to date in 2009, historical loss and other current factors have increased significantly compared to these factors in previous years. This was due to increased losses, declining availability of credit in California and nationally, increased concentration risks, decreased real estate valuations and deteriorating economic, employment and credit quality trends. These factor changes resulted in a substantial increase in the balance of our ALLL compared to prior years.

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

At June 30, 2009, the general reserve component of the ALLL was determined to be $26,874,000 compared to $13,007,000 at December 31, 2008. The specific reserve component of the ALLL was set at $18,150,000 at June 30, 2009 compared to $2,530,000 at December 31, 2008.

The ALLL, including both the general and specific reserve components, totaled $45,024,000 or 6.32% of total loans at June 30, 2009, compared to $15,537,000 or 2.01% of total loans at December 31, 2008. At these dates, the allowance represented 44.9% and 34.9% of nonperforming and restructured loans, respectively. For the quarter ended June 30, 2009 we experienced net charge offs of $3,636,000 compared to net recoveries of $38,000 for the second quarter of 2008. For the year to date period ended June 30, 2009, we experienced net charge offs of $14,332,000 compared to net recoveries of $98,000 in 2008. the increase in net charge offs was primarily the result of management’s determination that certain loans or portions thereof were uncollectable as a result of real estate collateral values dropping below the recorded investment in the loan.

There can be no assurance that the factors we consider in connection with estimating the adequacy of our ALLL or setting special valuation reserves will be accurate. It is our policy to maintain the ALLL at a level considered adequate for risks inherent in the loan portfolio. Based on information available to management at the date of this report, including economic factors, overall credit quality, views of our regulators, historical delinquency, qualitative factors, and history of actual charge-offs, Management believes that the ALLL was adequate as of June 30, 2009. However, no prediction of the ultimate level of additional provisions to our ALLL or loan charged offs in future periods can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Quarter Ended June 30		Year to Date June 30

	2009	2008	2009	2008

Beginning Balance	$ 41,872,000	$ 9,438,000	$ 15,537,000	$ 9,268,000
Provision charged to expense	6,788,000	218,000	43,819,000	328,000
Loans charged off	(3,636,000)	-	(14,340,000)	-
Recoveries	-	38,000	8,000	98,000

Ending Balance	$ 45,024,000	$ 9,694,000	$ 45,024,000	$ 9,694,000

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

The Company categorizes its total liquidity into primary and secondary sources. Primary liquidity sources consist of liquid assets including cash, due from correspondent banks, federal funds sold, typically referred to as cash and cash equivalents, and available-for-sale investments. Secondary liquidity sources consist of federal funds lines, unused FHLB borrowing capacity, and other secured credit lines. The Company has set policy limits for primary and total liquidity as a percent of deposits and other interest-bearing liabilities, net of the secured portion. The policy limits at June 30, 2009 for primary and total liquidity were not less than 5% and 10%, respectively. The actual primary and total liquidity amounts and percentages at June 30, 2009 were $33,164,000 or 4.9% and $149,719,000 or 17.0%, respectively.

At June 30, 2009, the Company had $20,000,000 of unused federal funds lines of credit with correspondent banks. These credit lines have variable interest rates based on the correspondent bank’s daily federal fund rates, and are due on demand. These are uncommitted and under which availability is subject to federal fund balances of the issuing banks and our ability to pledge collateral to secure these lines. The Company had no balances outstanding at June 30, 2009 on its federal funds lines. At June 30, 2009, the Company had total borrowing capacity with the FHLB in the amount of $100,322,000. The Company’s borrowing capacity with the FHLB is based upon the pledge of loans and investment securities. The FHLB periodically reviews loans pledged as collateral and increases or decreases the Company’s borrowing capacity based on the collateral review. Borrowing capacity from pledged investment securities is based on the market values of the underlying securities pledged. At June 30, 2009, the Company had advances on its FHLB lines of credit in the amount of $61,950,000. As of the date of this report, our FHLB borrowing capacity was reduced to $72,861,000.

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

Over the next 12 months, the Company has projected a reduction in total assets of approximately $45 million. This reduction is expected due to anticipated investment security maturities, net of required replacements, of approximately $25 million, a reduction in net loans of approximately $20 million and a reduction in net deposits of approximately $30 million. These activities are expected to result in net cash to the Company of approximately $15 million. The Company anticipates the net cash provided will be used to reduce certain other short-term borrowings including brokered deposits and/or FHLB advances. However, liquidity could be under additional strain due to restrictions on funding sources due to capital levels falling below the regulatory minimum for adequately capitalized institutions. As of the date of this report, the Company’s subsidiary, San Joaquin Bank, is prohibited under applicable law from utilizing brokered deposits, including CDARS deposits, as sources of additional liquidity until such time as capital levels are restored above regulatory minimums for well-capitalized institutions. As of the date of this Report, the Bank is utilizing FHLB borrowing and the FRB discount window to supplement its liquidity needs. While the Company anticipates that it will raise additional capital to be used, in part, to reduce dependency on the FHLB borrowings and the FRB discount window, there can be no assurance that the Company’s efforts to raise additional capital will be successful. Nevertheless, subject to the Company successfully raising additional capital, if significant liquidity pressures on the Bank exceed the level of borrowings available from the FHLB and the FRB, the Company’s viability as a going concern will be threatened.

On a stand-alone basis, the Company is the sole shareholder of the Bank. While the Company has historically maintained its own capital and liquid assets, it also depends on payment upon exercise of outstanding stock options and receiving dividends from the Bank for liquidity purposes. Dividends from the Bank are subject to certain regulatory limitations. The formal Agreement among the Company, the Bank and the FRB and DFI prohibits the Bank from paying cash dividends to the Company except with the prior consent of the regulatory agencies. At June 30, 2009, the Company had cash and other liquid assets of $170,000. Management projects that these funds will be depleted prior to the end of 2009 due to increased expenditures unless we raise additional capital, our regulators consent to the payment of a dividend from the Bank to the Company or reimbursement for certain services provided by the Company to the Bank, or we obtain an extension of credit from a third party. Management has adopted a capital strategy and budget designed to increase the Company’s capital and which management believes should resolve this liquidity risk, however, there can be no assurance that the Company’s strategy will be successful

Capital Resources

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

The Company's primary capital resource is shareholders’ equity which was $37,238,000 at June 30, 2009 compared to $56,372,000 at December 31, 2008. The change is the result of the net loss for the first and second quarters and the increase in other comprehensive income for the quarter. Company management can employ various means to manage the Company's capital ratios including controlling asset growth and dividend payouts and raising additional capital.

In addition to shareholders' equity, the company also has issued certain capital securities that qualify as either Tier 1 or Tier 2 capital under applicable regulatory guidelines. The capital securities consist of $10,000,000 in trust preferred securities, treated as Tier 1 capital, and a $6,000,000 subordinated note, treated as Tier 2 capital.

At June 30, 2009, the Company's and Bank’s capital ratios were as follows:

		Actual
				For Capital	To Be Categorized
	Company		Bank	Adequacy Purposes	"Well Capitalized"

Tier 1 leverage ratio	4.17%		4.12%	4%	5%
Tier 1 capital to risk-weighted assets	4.64%		4.59%	4%	6%
Total risk-based capital ratio	6.75%		6.70%	8%	10%

As of June 30, 2009, the Company and the Bank were undercapitalized because they did not meet all applicable requirements necessary to be classified as “adequately capitalized.” This was the result of recognizing additional net losses and including additional amounts in our allowance for loan losses in the first half of 2009.

As an undercapitalized Bank, certain restrictions are automatically applicable to the Bank under the federal Prompt

Corrective Action (“PCA”) statute.

These restrictions prohibit the Bank, without prior approval, from paying dividends or making other capital distributions, increasing the Bank’s assets, expanding its operations through acquisitions or new branches or lines of business, and paying certain management fees to the Company. In addition, the Bank and the Company have submitted a capital restoration plan to the Federal Reserve Bank of San Francisco, detailing the steps proposed by management to restore the Bank to the “well-capitalized” category. As of the date of this report, the plan is still under review by the Federal Reserve Bank. Currently, the Company’s and Bank’s tier 1 leverage and tier 1 risk-based capital ratios remain above “adequately capitalized” levels. However, the respective total risk-based capital ratios are below “adequately capitalized” levels. Accordingly, unless we raise significant amounts of equity capital and begin to return to profitability, there is a substantial risk that the Company’s and the Bank’s total risk-based capital ratios will remain below “adequately capitalized” levels and our banking regulators may deem our capital restoration plan to be unacceptable.

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

In 2009, Management developed a capital strategy and a capital restoration plan to enhance capital balances, improve capital ratios, and restore the Company’s capital to a level necessary to be considered “well capitalized.” Based upon our financial position as of June 30, 2009, management projects the Company will require an equity infusion of approximately $34.5 million, net of transaction costs, of which approximately $33.8 million would be contributed to the Bank as tier 1 capital, in order to return the Company and the Bank to “well capitalized” status. Longer term, management’s capital strategy includes goals to attain minimum capital ratios for tier 1 leverage, tier 1 risk-based capital and total risk-based capital of 8%, 9%, and 12%, respectively, by the end of 2009 The Company intends to raise additional capital through the issuance of common stock or preferred stock in order to increase its capital, however, there can be no assurance that any capital can be raised or, if raised, that the terms associated with such equity will not materially adversely impact the Company’s results of operations and cause significant dilution to the interests of the Company’s existing shareholders.

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

On July 20, 2009, the Company entered into definitive stock purchase agreements with the following individuals: Gurpreetinder Singh, Ashok Kumar, Prem Chand, Vijay K. Gupta, Kewal Krishan Garg, Gurmail Singh, Girdhari Lal, Niranjan Singh Sra, Dr. Sham Lal Goyal, Ms. Usha Rani Sood, and Mjr. Surinder Singh (together the “Investors”), all of whom are residents of and domiciled in India. The agreements provide that the Company will issue and the Investors will purchase, pursuant to a private placement, 8,137,250 newly issued shares of common stock (“Shares”) at $4.68 per share. The obligations of each Investor under the agreements are several and not joint with the obligations of any other Investor. Upon issuance and sale of all of the Shares as currently contemplated by the parties, gross proceeds of approximately $38 million dollars are expected to be raised.

Under the agreements, each Investor has the right to elect prior to the initial closing to purchase at least one quarter of their subscribed for Shares at the initial closing provided they irrevocably commit to purchase the balance of their subscribed for Shares at no more than three additional closings, to be held at ninety (90) day intervals or other dates mutually agreed upon by the parties. Any Investor electing to divide their subscription into more than one closing must purchase no less than one quarter of their subscribed for Shares at the second closing and, if necessary, the third closing. The obligations of the parties are subject to customary closing conditions including compliance with applicable state and federal banking laws and the internal laws of India, the principal domicile of the Investors. As of the date of this report, the investors had not fully satisfied certain conditions necessary prior to consummation of the transaction including but not limited to the condition that the investors must obtain any approvals and consents required by the laws of their country of domicile. Upon satisfaction of all conditions to closing set forth in the agreements, the parties anticipate consummating the transaction as soon as possible, however, at the date of this report, management cannot accurately predict the exact date or whether all required legal and regulatory approvals will be obtained.

If all of the Shares are issued on the basis contemplated under the agreements, the Investors would, in the aggregate, own approximately sixty-two (62%) percent of the Company’s outstanding shares, based upon shares outstanding at June 30, 2009. However, based on information and representations provided to the Company by the Investors, none of the Investors (along with members of each Investor’s immediate family) is expected to individually own more than 8% of the Company’s outstanding shares.

The agreements further provide that the Company is permitted, on a contemporaneous basis, to enter into and consummate other alternative investment proposals if prior to consummation of the second closing the board of directors determines, after consultations with its outside counsel and a financial advisor of nationally recognized reputation, that the transactions contemplated pursuant to the stock purchase agreements and any alternative proposal should, in the exercise of the board’s reasonable judgment, both be pursued and consummated (or attempted to be consummated). Under this circumstance, the Company may pursue any such alternative proposal without terminating or altering the Investors’ obligation to purchase the Shares as contemplated under the agreements.

In addition to the Company’s right to pursue alternative proposals on a contemporaneous basis as described above, the stock purchase agreements contain a “superior proposal” provision that permits the Company, under circumstances detailed in the agreements, to terminate the stock purchase agreements at any time prior to a second closing if the board authorizes the Company to enter into a definitive agreement with respect to any such superior proposal transaction. Prior to any such termination, if the Company receives a bona fide written alternative proposal for a transaction that the board reasonably determines (after consultation with outside counsel and a financial advisor of nationally recognized reputation) constitutes a superior proposal, and the board believes in good faith, considering the advice of the Company’s counsel, that the failure to participate in negotiations or discussions would be inconsistent with the fiduciary duties of the board under applicable law, the Company and its agents and representatives may, subject to certain disclosure obligations to the Investors, pursue and attempt to enter into a definitive agreement for any such superior proposal transaction. In this circumstance, any of the Investors, or all of them, would have an opportunity to present a counter proposal to the “superior proposal” and if the counter proposal is deemed by the board of directors to top the superior proposal, said counter proposal could then become the basis for a new transaction in lieu of the transactions presently contemplated under the stock purchase agreements.

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

Regulatory Matters

On April 7, 2009, the Company and its banking subsidiary (“Bank”) mutually agreed to enter into a joint written agreement (“Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”) and the California Department of Financial Institutions (the “DFI”). The Agreement was based, in part, on certain findings of the FRB in its report of examination that commenced on October 20, 2008. The Company and the Bank are taking steps that they believe will comply with the provisions of the Agreement. A copy of the Agreement was attached as Exhibit 10.1 to the Company’s current report on Form 8-K which was filed with the Securities and Exchange Commission (“SEC”) on April 10, 2009. All descriptions herein of the Agreement and its provisions are qualified in their entirety by reference to the Agreement as filed with the SEC. Also, as described above, since the Bank was deemed to be undercapitalized for regulatory purposes as of March 31, 2009, the Bank is subject to certain mandatory restrictions imposed pursuant to the PCA statute.

The Company is fully committed to addressing and resolving the issues presented in the Agreement. Bank lending and deposit operations continue to be conducted in the usual and customary manner and all other products and services and hours of business remain the same. Bank deposits remain insured by the FDIC to the maximum extent allowed by law. Under certain circumstances, the FRB and the DFI have the legal authority to impose additional formal enforcement actions against the Company and Bank upon determining that either or both entities have further financial or managerial deficiencies or if the provisions of the Agreement are violated or if the FRB finds our proposed capital restoration plan submitted pursuant to the PCA to be unacceptable. Enforcement actions can include, among other things, cease and desist orders, capital directives and civil money penalty actions. If the Bank or the Company fails to comply with or breaches the requirements in the Agreement, under the PCA statute, or any subsequent order or directive, federal and DFI regulators may take further action to remedy or resolve such failures or breaches which could materially adversely impact the prospects, business and future operations of the Company and Bank and could threaten the Company’s and the Bank’s viability as going concerns.

Off-Balance Sheet Items

As of June 30, 2009 and December 31, 2008, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk, except for the interest rate swap agreements described below. See Note 5 to the Consolidated Financial Statements for further information.

On-Balance sheet Derivative Instruments and Hedging Activities

Derivative Financial Instruments

During the second quarter of 2009, the Company held stand alone derivative financial instruments in the form of interest rate swap agreements. Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheet as other assets or other liabilities.

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

At June 30, 2009, we had interest rate swap agreements that qualified as cash flow hedges on $10,000,000 notional amount of indebtedness. The fair value of the interest rate swaps that qualified as cash flow hedges was a liability of $905,000 and is included with accrued interest payable and other liabilities on the balance sheet. The net gain or loss on the ineffective portion of this interest rate swap agreement was not material for the quarter ended June 30, 2009. There were no other agreements outstanding at June 30, 2008.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At June 30, 2009, 100% of San Joaquin Bancorp’s ownership interest in San Joaquin Bank was pledged by us as collateral for interest rate swap agreements.

Interest Rate Risk Management - Fair Value Hedging Instruments

The Company originates fixed and variable-rate loans. Fixed-rate loans expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate loan portfolio. It is the Company’s objective to hedge the change in fair value of fixed-rate loans at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in value of the loans due to changes in expected interest rate assumptions. The Company utilizes interest rate swap agreements that provide for a series of fixed rate payments in exchange for receiving a series of floating rate payments based on the one-month or six-month LIBOR. These swap agreements are accounted for using the short-cut, long-haul, and offsetting derivatives methods under SFAS 133 as the designation requires for each separate agreement. In the second quarter of 2009, the Company elected to convert the LIBOR index for $84,488,000 notional amount of interest rate swap agreements from a one-month index to a three-month index to achieve a projected improvement in yield. Consequently, the accounting treatment of those agreements converted changed from the short-cut method to the offsetting derivatives method. Under the offsetting derivatives method, the derivative portion of the yield maintenance agreement that represents a stream of payments to be received or paid in the future associated with the underlying hedged asset, the loan, is separated and carried at its market value at the balance sheet date. This market value of this derivative is reflected as other assets or other liabilities on the balance sheet based upon whether the fair value is positive or negative at the balance sheet reporting date.

The Company believes it is economically prudent to keep hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement. For those loans management decides to hedge, hedging relationships are established on a loan-by-loan basis at the time the loan is originated.

As of June 30, 2009, we had interest rate swap agreements on $192,051,000 notional amount of indebtedness as compared to $194,560,000 at December 31, 2008. As of June 30, 2009 and December 31, 2008, the fair value of the swaps was a liability of $19,707,000 and $32,602,000, respectively, and is included with other liabilities on the balance sheet. At June 30, 2009, a corresponding fair value adjustment of $8,959,000 is included on the balance sheet with the fixed-rate loans for those agreements accounted for under the short-cut and long-haul methods, and a fair value adjustment of $10,750,000 is included in other assets for those agreements account for under the offsetting derivatives method for a combined total of $19,709,000. The difference of $2,000 represents ineffectiveness at June 30, 2009. The ineffective portion of the interest rate swap agreements was a $2,000 loss in 2009 compared to a $17,000 loss in 2008. The ineffectiveness was recognized as an adjustment to noninterest expense for the each of the respective periods.

To reduce credit risk associated with the use of derivatives, the company may deem it necessary to obtain collateral when the fair value of the derivative is an asset. When the fair value is a liability, the counterparty may deem it necessary to obtain collateral from us. The amount of the collateral is based upon the current credit exposure of each of the parties to the agreement. At June 30, 2009, investment securities with a market value of $26,845,000 were pledged by us as collateral for interest rate swap agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2009 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, we are able to estimate the potential impact of changing interest rates on future net interest income. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e., deposits and borrowings) positions and characteristics as the beginning base. The forecast balance sheet is processed against multiple interest rate scenarios. The scenarios include a 100, 200, and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200, and 300 basis point falling rate forecast which take place within a one year time frame. The latest simulation forecast by management using June 30, 2009 as a base balances projected that in a flat rate environment, net interest income would be approximately $23.2 million over the next twelve months. In an environment where interest rates increase by 100 basis points, the simulation projected net interest income of approximately $23.7 million. The decreases in projected net interest income for 2009 compared to 2008 levels are partially due to a lower interest rate environment, which is expected to exert downward pressure on our net interest margin, combined with expected increases in average nonaccrual assets for 2009. As of the date of this report, the basic structure of the balance sheet has not changed materially from the simulation as of the quarter-end.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13(a)-15(e) as of the end of the period covered by this report. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded at that time that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

During 2009, the Company restated the interim financial statements for the first quarter of 2009 in connection with an increased level of classified and impaired loans and, as a consequence, a determination that substantial additional provisions for loan losses and charge offs of classified real estate loans should be reported for the three months ended March 31, 2009. Management recognized the need for the adjustments based upon its review of constantly evolving information regarding the Company’s real estate loan portfolio, evaluation of the underlying collateral and identification of continuing deterioration in the ability of some of our borrowers to make loan payments. While the factors related to individual loans and borrowers varied, the magnitude of the adjustments indicated that our original March 31, 2009 judgments were not accurate.

As a result of the restatement, management identified a material weakness in internal controls as of March 31, 2009 related to the Company’s policies and procedures for monitoring of and responding to certain financial reporting risks. Specifically, the Company’s policies and procedures did not provide for timely evaluation of and revision to management’s approach to assessing credit risk inherent in the Company’s loan portfolio as of March 31, 2009 to reflect significant changes in the economic environment. Effective August 5, 2009, with the approval of the Company’s Audit Committee, management completed modifications to its internal control structure and procedures in order to remediate this weakness. Specifically, the Company hired and assigned additional credit administration staff and expanded key controls with respect to credit monitoring and to expedite the process of risk rating loans and collateral valuation. Management anticipates that such modified internal controls and procedures will operate effectively for the remainder of 2009 and for each reporting period thereafter.

Through these steps, the Company believes it has appropriately addressed the material weakness that affected its internal control over financial reporting as disclosed above. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors.

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting other than those discussed above.

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

ITEM 1A. RISK FACTORS

There are risk factors that may affect the Company’s business, financial condition and results of operations, some of which are beyond the control of the Company or not currently known. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the interim period ended June 30, 2009, at Item 2 of Part I in this report, sets forth other risks and uncertainties regarding our business and financial position. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Current and prospective investors in our securities should carefully consider the risk factors reported in our 2008 Annual Report on Form 10-K, Current Reports on Form 8-K and future Quarterly Reports on Form 10-Q as well as those described below and the other information contained or incorporated by reference in this report. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

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

Shareholder and Capital Market Risks

We will need to raise additional capital in the near future, but capital may not be available or may be available only on unfavorable terms. If we consummate any transaction for additional capital, it is probable that the interests of our existing shareholders will be substantially diluted.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As of March 31, 2009, we were deemed to be “undercapitalized” under federal guidelines. When a bank is deemed “undercapitalized” under the Prompt Corrective Action statute certain restrictions are imposed as a matter of law and the Federal Reserve may take other optional actions. See “Regulatory Risks” below for more information related to Prompt Corrective Action. See also the discussion under the caption “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 “(M D & A”), of this report, which is incorporated in this section by reference.

We need to raise significant amounts of additional capital to satisfy the capital plan we have previously adopted as required by our regulators and the capital restoration plan, described under “Regulatory Risks” below, that has been submitted to the Federal Reserve Bank of San Francisco (“FRB”) but not yet accepted by them.. Based upon our financial position as of June 30, 2009, management projects the Company will require an equity infusion of approximately $34.5 million, net of transaction costs, of which approximately $33.8 million would be contributed to the Bank as tier 1 capital, in order to return the Company and the Bank to “well capitalized” status.

We announced on July 20, 2009 that we had entered into definitive stock purchase agreements with individual Investors that are subject to customary closing conditions including compliance with applicable state and federal banking laws and the internal laws of India, the principal domicile of the Investors. Under the agreements, the Investors agreed to purchase and the Company agreed to sell, pursuant to a private placement, $38 million of our common stock at $4.68 per share. As of the date of this report, the investors had not fully satisfied certain conditions necessary prior to consummation of the transaction including but not limited to the condition that the Investors must obtain any approvals and consents required by the laws of their country of domicile. See the discussion under “Capital Resources” in the M D & A portion of this report for more information concerning this pending transaction. Upon satisfaction of all conditions to closing set forth in the agreements, the parties anticipate consummating the transaction as soon as possible, however, at the date of this report, management cannot accurately predict the exact closing date(s) or whether all required legal and regulatory approvals will be obtained. There is no assurance that all of the conditions precedent to consummating this pending transaction will be satisfied or that the transaction will be consummated.

Our ability to raise additional capital depends in part on conditions in the capital markets, which are outside of our control. At present the market for new capital for community banks is very limited. Accordingly, we cannot be certain of our ability to raise additional capital in the future or on terms acceptable to us. If we are able to raise capital, it will most likely be on terms that will be substantially dilutive to current shareholders. In fact, if the pending transaction described above is consummated, the Company would issue 8,137,250 new shares of common stock to the Investors and immediately afterwards (assuming no other shares are issued), the current shareholders would own approximately 38% of the Company’s outstanding voting shares and the Company’s book value per share at June 30, 2009 of $9.41 per share would decline significantly since the new shares have been priced at $4.68 per share.

In addition, the use of brokered deposits without regulatory approval from the FDIC is limited to banks that are “well capitalized” under applicable federal regulations. A significant portion of our local deposits are derived through a program known as the Certificate of Deposit Account Registry Service or CDARS. The CDARS program is a deposit swapping service that enables participating banks to provide their customers with access to FDIC-insured certificates of deposit. As of June 30, 2009, a large portion of our deposits were derived through the CDARS program. Since we are now deemed to be undercapitalized, we will not have access to a significant source of funding, including CDARS deposits. This, in turn, will force us to use more expensive sources of funding or to sell loans or other assets at a time when pricing for such assets is not as favorable as CDARS or other brokered deposits. The Bank plans to seek the FDIC’s consent to again utilize CDARS deposits if the Bank becomes “adequately capitalized”, however, there can be no assurance that we will become “adequately capitalized” or that we will receive their consent even if our capital levels do increase to the adequate level. If we cannot raise additional capital, our results of operations and financial condition will continue to be adversely affected.

Funding Risks

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

All depository institutions require access to cash and liquid assets that are convertible to cash to meet their operating needs. Those needs include payment of operating expenses, meeting customers’ withdrawal requests and funding loans. Negative perceptions of our prospects among our customer base resulting from unfavorable operating results for the interim period ended June 30, 2009 or other unfavorable disclosures related to our business or operations in subsequent periods could cause customers to withdraw their deposits at accelerated rates. If our deposit customers should make requests for withdrawal of their deposits substantially in excess of expected withdrawal levels (and in excess of the levels of our liquid assets), we would be required to borrow additional funds or sell other long-term assets in order to raise cash. No assurance can be given as to whether depositors will withdraw funds in excess of the amount of our liquid assets. Additionally, the Company has borrowings outstanding supported by eligible loan collateral with the Federal Home Loan Bank, or FHLB and a line of credit with the Federal Reserve Bank. See the discussion under the caption “Liquidity” in the M D & A, which is incorporated in this paragraph by reference. The deterioration in credit quality of the pledged assets could impact the level of availability for future advances with FHLB or the Federal Reserve Bank.

Credit Risks

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.

Like all financial institutions, every loan we make carries a risk that it will not be repaid in accordance with its terms, or that collateral for the loan will not be sufficient to assure repayment. This risk is affected by, among other things: cash flow of the borrower and/or the project being financed; in the case of a secured loan, the changes and uncertainties as to the value of the collateral; the creditworthiness of a particular borrower; changes in economic and industry conditions; and the duration of the loan. As of the period ended June 30, 2009 compared to December 31, 2008, nonperforming and restructured loans increased significantly, as did our allowance for loan losses. Although management believes at the date of this report that the level of our loan loss allowance was adequate to absorb probable losses in our loan portfolio as of June 30, 2009, management is currently in the process of obtaining updated financial information and new appraisals in connection with a number of significant loans that are dependent on real estate collateral. Due to continuing uncertainties related to the economy, real estate values and the financial condition of some of our borrowers, it is possible that as we receive supplemental financial information and appraisal valuations, additional impairments and classified loans will be identified in subsequent quarters in 2009 and further losses and additions to our allowance for loan losses could be reported in such future periods. Any of these occurrences could adversely affect our business, financial condition and results of operations. See the discussions in the M D & A under the captions “Classified Loans,” “Impaired Loans” and “Allowance for Loan and Lease Losses,” which are incorporated into this paragraph by reference.

Geographic and Economic Risks

Our concentration in real estate construction loans subjects us to additional risks.

We have a high concentration in real estate construction loans. Of the impaired loans reposted as of June 30, 2009, substantially all of them were considered to be construction and land development loans. Approval and terms of real estate construction loans depend in part on estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction lending involves greater risks than permanent mortgage lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately determine the total funds required to complete a project and its actual market value. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Repayment is substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or if real estate values decline during the construction process or if a project suffers substantial delays, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss. The housing market in Kern County in California where our construction loan accounts are substantially located is depressed, and it will be difficult to sell or refinance units in these projects for the foreseeable future.

Regulatory Risks

Restrictions on dividends and other distributions from the Bank to the Company could limit amounts payable to us and as a result the Company may not have adequate liquid resources to pay its creditors.

As a holding company, a substantial portion of our cash flow typically comes from dividends paid by our Bank. Various statutory provisions restrict the amount of dividends our Bank can pay to us without regulatory approval. Under our Agreement with the FRB and the DFI, our regulators have restricted the Company’s and the Bank’s payment of dividends without their consent. As a result, the Company has elected to suspend all cash dividend payments and to defer payments on its Trust Preferred Securities as a measure to conserve capital. We project that our cash and other liquid assets on a parent only stand alone basis as of June 30, 2009 will be depleted prior to the end of 2009 unless we raise additional capital and our regulators consent to the payment of a dividend from the Bank to the Company or reimbursement for certain services provided by the Company to the Bank, or we obtain an extension of credit from a third party. As described in the paragraph below, since we are now deemed to be “undercapitalized,” the Bank cannot legally pay dividends to the Company. In the event we fail to obtain additional liquid assets at the holding company level by raising capital, receiving a dividend from the Bank or otherwise obtain additional operating funds during 2009 we may not have adequate resources to pay our outside auditor, legal counsel and other creditors of the Company. See the discussion under “Liquidity” in the M D & A for additional information, which is incorporated in this paragraph by reference.

We are subject to certain mandatory restrictions under the Prompt Corrective Action statute and the Federal Reserve Bank could impose other significant requirements.

As a result of the reductions in the Bank’s capital disclosed elsewhere in this report, the capital category of the Bank for purposes of the federal Prompt Corrective Action statute, 12 U.S.C § 1831o (”PCA”), is “undercapitalized.” As an undercapitalized bank, certain restrictions have automatically been imposed on the Bank as a matter of law. These restrictions prohibit the Bank, without prior approval, from paying dividends or making other capital distributions, increasing the Bank’s assets, expanding its operations through acquisitions or new branches or lines of business, and paying certain management fees to the Company. In addition, the Bank and the Company are required to submit a capital restoration plan (“CRP”) to the Federal Reserve, detailing the steps that will be taken to restore the Bank to at least the “adequately capitalized” category. As a condition of an acceptable CRP, the Company must provide a guarantee that the Bank’s will comply fully with the CRP until such time as the Bank has maintained capital ratios at least at the “adequately capitalized” level for four consecutive calendar quarters, and appropriate assurances by the Company of its performance under such guarantee. If the Bank and Company were to fail to submit an acceptable CRP, or if the Bank were to become “significantly undercapitalized,” as defined in the PCA statute, the Federal Reserve could impose additional requirements on the Bank. These could include requirements for the Bank to recapitalize or be acquired by another bank or bank holding company, maintain an adequate allowance for loan losses, further restrictions on interest rates paid by the Bank, asset growth, branching, transactions with affiliates, executive compensation, and directives that the Bank make changes in its executive management and board of directors.

We may be subject to further regulatory enforcement actions.

The FRB, the California Department of Financial Institutions (“DFI”), the Company and the Bank entered into a joint written agreement dated as of April 7, 2009 (the “Agreement”). See the discussion under the caption “Regulatory Matters” in the M D & A, which is incorporated in this paragraph by reference. As a result of being “undercapitalized” under the PCA statute, we were required to submit an acceptable CRP to the FRB. As of the date of this report, the FRB had not accepted the Bank’s proposed CRP. If the CRP that we have submitted is unacceptable to the FRB or we become “significantly undercapitalized”, the FRB will likely impose a Prompt Corrective Action Directive on the Bank. We cannot predict with any certainty the terms of any such Directive, however, it is possible that a Directive could include substantially all of the requirements outlined in the above paragraph. Additionally, under certain circumstances, the FRB and the DFI have the legal authority to impose additional formal enforcement actions against the Company and/or the Bank upon determining that either or both entities have further financial, managerial or capital deficiencies, if the provisions of the Agreement are violated or if the FRB finds our proposed capital restoration plan submitted pursuant to the PCA to be unacceptable. Enforcement actions can include, among other things, cease and desist orders, capital directives and civil money penalty actions. If the Bank or the Company fails to comply with or breaches the requirements in the Agreement, under the PCA statute, or any subsequent order or directive, federal and DFI regulators may take further action to remedy or resolve such failures or breaches which could materially adversely impact the prospects, business and future operations of the Company and Bank and could threaten the Company’s and the Bank’s viability as going concerns. No assurance can be given that state or federal regulators will not take further enforcement action against us including potentially closing the Bank.

Accounting Risks

The accuracy of the Company’s judgments and estimates about financial and accounting matters will impact operating results and financial condition.

The discussion under “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, of this report and the information referred to in that discussion is incorporated by reference in this paragraph. The Company makes certain estimates and judgments in preparing its financial statements. The quality and accuracy of those estimates and judgments will have an impact on the Company’s operating results and financial condition. Please refer to the information under “Controls and Procedures” in Part I, Item 4 of this report for a discussion indicating that after the Company’s original report on Form 10-Q for June 30, 2009 was filed with the Securities and Exchange Commission, management concluded that the Company’s disclosure controls and procedures as of that date were not effective and that a material weakness in the Company’s internal control of financial reporting existed as of June 30, 2009. The information referred to in that discussion is incorporated herein. The Company’s management has now adopted modifications to its disclosure controls and procedures and internal control structure and procedures. While the Company believes these changes will appropriately remediate the deficiencies that existed as of June 30, 2009, all such systems and procedures are subject to inherent limitations and there can be no assurance that any system of internal controls over financial reporting will prevent or detect all errors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 26, 2009 and a total of 3,072,784 shares were present in person or by proxy at the Annual Meeting. There were no "broker non-votes" on Proposal 1 or Proposal 2 because they were considered routine and accordingly, brokers were able to vote shares on these matters for which no direction was provided by the beneficial owner. All of the Proposals were approved by the required votes. The shareholders of the Company voted upon the following proposals:

1. Election of Directors:

	For	Withheld

Donald S. Andrews	2,813,780	259,004
L. Rogers Brandon	2,862,567	210,217
Robert B. Montgomery	2,814,980	257,804
Melvin D. Atkinson	2,696,771	376,013
Jerry Chicca	2,815,980	256,804
Virginia (Ginger) Moorhouse	2,647,984	424,800
Louis J. Barbich	2,864,767	208,017
Bart Hill	2,664,667	408,117
Bruce Maclin	2,664,667	408,117

2. Proposal to Ratify Appointment of Brown Armstrong Accountancy Corporation as Independent Auditors:

For	Against	Abstain

3,055,003	11,063	6,718

ITEM 5. OTHER INFORMATION None

ITEM 6. EXHIBITS

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2009	SAN JOAQUIN BANCORP
(Registrant)

By: /s/ Stephen M. Annis
Stephen M. Annis Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)